Form 10-Q
period 2003-08-29
PALMSOURCE INC
filed 2003-10-14
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-50402

PalmSource, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0586278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1240 Crossman Avenue Sunnyvale, California	94089-1116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 400-3000

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐  No  ☒

As of September 26, 2003, 10,932,965 shares of our Class C Common Stock were outstanding.

PalmSource, Inc.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “PalmSource,” “Company,” “we”, “us,” and “our” in this Form 10-Q refer to PalmSource, Inc. and its subsidiaries unless the context requires otherwise.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

PalmSource, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2003	2002
Revenues:
Related party license and royalty	$10,287	$9,609
Third party license and royalty	5,506	4,067

Total license and royalty	15,793	13,676
Related party support and service	199	740
Third party support and service	1,140	634

Total support and service	1,339	1,374

Total revenues	17,132	15,050

Cost of revenues:
License and royalty	1,380	2,219
Support and service	544	727

Total cost of revenues	1,924	2,946

Gross profit	15,208	12,104

Operating expenses:
Research and development	8,852	11,016
Sales and marketing	4,586	4,107
General and administrative	3,732	2,696
Amortization of intangibles	98	105
Separation costs	1,025	483

Total operating expenses	18,293	18,407

Loss from operations	(3,085)	(6,303)
Interest expense	(127)	(120)
Interest and other income (expense), net	81	(3,575)

Loss before income taxes	(3,131)	(9,998)
Income tax provision	657	783

Net loss	(3,788)	(10,781)

Net loss per share:
Basic and diluted	$(0.38)	$(1.08)

Shares used in computing basic and diluted net loss per share amounts	10,000	10,000

Pro forma basic and diluted net loss per share	$(0.36)

Shares used in computing Pro forma basic and diluted net loss per share amounts	10,667

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	August 31, 2003	May 31, 2003	Pro Forma August 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$39,139	$37,465	$45,139
Receivable from related parties	3,796	5,132	3,796
Accounts receivable, net	917	583	917
Prepaids and other	1,425	1,305	1,425

Total current assets	45,277	44,485	51,277
Restricted investments	1,671	1,671	1,671
Property and equipment, net	3,094	3,419	3,094
Goodwill	52,845	52,845	52,845
Intangible assets, net	377	976	377
Other assets	1,028	1,211	1,028

Total assets	$104,292	$104,607	$110,292

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,210	$2,868	$2,210
Payable to Palm, Inc.	823	1,911	1,693
Deferred revenue	12,374	9,392	12,374
Accrued restructuring	76	349	76
Other accrued liabilities	10,112	9,215	10,112

Total current liabilities	25,595	23,735	26,465
Non-current liabilities:
Note payable to Palm Inc., including accrued interest	20,870	20,744	—
Deferred revenue and other	14,711	13,848	14,711
Long-term convertible subordinated note	—	—	15,000

Commitments and contingencies (Notes 4 and 9)

Series A redeemable convertible preferred stock 10,000 shares authorized; outstanding 3,333, 3,333 and 0 shares, respectively (Liquidation value: $20,000, $20,000, and $0, respectively)	20,000	20,000	—

Stockholders’ equity:
Preferred stock, $.001 par value, 40,000 shares authorized; none outstanding	—	—	—
Common stock, $.001 par value, 950,000 shares authorized; outstanding: 10,933, 10,000, and 11,600 shares, respectively	11	10	12
Additional paid-in capital	75,900	61,939	106,899
Accumulated other comprehensive income	213	448	213
Unamortized stock-based compensation	(13,103)	—	(13,103)
Accumulated deficit	(39,905)	(36,117)	(39,905)

Total stockholders’ equity	23,116	26,280	54,116

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$104,292	$104,607	$110,292

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,788)	$(10,781)
Adjustments to reconcile net loss to net cash used for operating. activities:
Depreciation and amortization	851	1,933
Stock-based compensation transferred from Palm, Inc.	(15)	151
Stock-based compensation expense	874	—
Deferred income taxes	411	129
Impairment of equity investment recorded at cost	—	3,206
Changes in assets and liabilities, net of effect of acquisitions:
Receivable from related parties	1,336	2,431
Accounts receivable	(334)	(5,139)
Prepaids and other	63	178
Accounts payable	(658)	571
Payable to Palm, Inc.	(1,088)	399
Deferred revenue	3,452	4,064
Accrued restructuring	(273)	(443)
Other accrued liabilities	1,005	1,050

Net cash provided by (used for) operating activities	1,836	(2,251)
Cash flows from investing activities:
Purchase of property and equipment	(307)	(1,551)
Proceeds from sale of assets	380	—
Purchase of restricted investments	—	(131)

Net cash provided by (used for) investing activities	73	(1,682)

Cash flows from financing activities:
Net cash transfers to Palm, Inc.	—	(1,929)
Other, net	(288)	153

Net cash used for financing activities	(288)	(1,776)
Effect of exchange rate changes on cash	53	(55)
Change in cash and cash equivalents	1,674	(5,764)
Cash and cash equivalents, beginning of period	37,465	30,688

Cash and cash equivalents, end of period	$39,139	$24,924

Other cash flow information:
Cash paid for income taxes	$(250)	$(271)

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation

On August 27, 2001, Palm, Inc. (“Palm”) announced its plans to form a wholly-owned subsidiary to own and operate Palm’s operating system platform and licensing business, subsequently named PalmSource, Inc. (“PalmSource” or the “Company”). PalmSource develops and licenses operating system software, personal information management applications, and software development tools for mobile information devices. PalmSource targets device manufacturers, as well as developers, enterprises and consumers with its Palm operating system (“Palm OS”). PalmSource’s product offerings include Palm OS, Palm Digital Media and services and support. In August 2003, the Palm Digital Media product line was sold to PalmGear. For additional information on the PalmGear transaction, see Note 3, Dispositions.

In December 2001, PalmSource was incorporated in Delaware as a wholly-owned subsidiary of Palm, and as of December 3, 2001, authorized and issued 50,000 shares of Series A preferred stock to Palm in exchange for the assignment to PalmSource of certain of Palm’s assets and liabilities, including intellectual property. Effective May 9, 2002, PalmSource’s Board of Directors authorized a re-capitalization of the authorized and outstanding Series A preferred stock into Class C Common Stock and a simultaneous 1,000-for-1 stock split, resulting in 50,000,000 shares of PalmSource Class C common stock issued and outstanding and owned by Palm which has been re-capitalized as 10,000,000 shares of Class C common stock via a one-for-five reverse stock split that was approved by the Company’s Board of Directors on June 30, 2003 and completed on September 22, 2003. Shares outstanding and net loss per share have been retroactively adjusted for all periods presented. On October 7, 2002, Sony Corporation (“Sony”) invested $20.0 million in PalmSource, purchasing 3,333,333 shares of the Company’s Series A redeemable convertible preferred stock.

Palm intends, subject to the satisfactory resolution of certain conditions which include stockholder approval that is expected to occur on October 28, 2003, to distribute all of the outstanding shares of PalmSource’s common stock owned by Palm to Palm’s stockholders on a pro-rata basis. In December 2002, Palm received a ruling from the Internal Revenue Service that a distribution of PalmSource stock to Palm stockholders, if it occurs in accordance with the terms of the ruling, will be tax-free to Palm and its U.S. stockholders.

In December 2001, Palm and PalmSource entered into a Master Separation and Distribution Agreement, as amended June 3, 2003, (the “Separation Agreement”) under which Palm transferred to PalmSource at December 3, 2001, the date of legal separation, substantially all of the assets and liabilities of Palm’s operating system and software business except for the Palm brands, trademarks and certain other related intellectual property which were transferred at a later date (see Note 7, Transactions with Palm).

The condensed consolidated financial statements include allocations of certain Palm expenses, including centralized legal, accounting, treasury, real estate, information technology and other Palm corporate services and infrastructure costs. The expense allocations have been determined on bases that Palm and PalmSource considered to be reasonable reflections of the utilization of services provided or the benefit received by PalmSource.

Related party revenues in the condensed consolidated financial statements included revenues from Palm and Sony. The majority of the Company’s cost of revenues is of a fixed nature, either amortization of intangibles or term license fees paid to technology vendors recognized ratably, and are not directly related or allocable to either third party or related party revenues. The Company incurred separately identifiable costs directly associated with related party professional services revenue of $5,000 and $0 for the three months ended August 31, 2003 and August 31, 2002, respectively. Receivable from related parties in the condensed consolidated financial statements included receivables from Palm and Sony.

The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year, which ends May 31, 2004. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These condensed consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements and notes thereto for the fiscal year ended May 31, 2003 included in the Company’s Registration Statement on Form S-4, as amended (File No. 333-106830) filed with the Securities and Exchange Commission.

Fiscal Year

PalmSource’s 52-53 week fiscal year ends on the Friday nearest to May 31. PalmSource’s fiscal quarters end on a Friday and are generally thirteen weeks in length. For presentation purposes, the fiscal quarters have been presented as ending on August 31, and fiscal years as ending on May 31. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

Note 2. Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in PalmSource’s condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allocations from Palm, goodwill impairments, loss contingencies, restructuring, and income taxes. Actual results could differ from these estimates.

Unaudited Pro Forma Net Loss Per Share and Unaudited Pro Forma Balance Sheet

The unaudited pro forma balance sheet as of August 31, 2003 assumes the conversion of outstanding Series A redeemable convertible preferred stock to common stock that will occur automatically upon the distribution of PalmSource common stock by Palm to Palm’s stockholders.

The unaudited pro forma balance sheet also gives effect to the intended issuance by PalmSource of a $15.0 million convertible subordinated note to Texas Instruments, which will bear interest at 5.0% per annum and will be due December 6, 2006. The PalmSource note will be convertible into PalmSource common stock and the conversion price will be set according to a formula based upon the decrease in the trading price of Palm’s common stock five days before and five days after the distribution of PalmSource common stock by Palm to Palm’s stockholders, but subject to minimum and maximum conversion prices. (See Note 7, Transactions with Palm.)

In addition, in accordance with the terms of the Amended and Restated InterCompany Loan Agreement with Palm, the unaudited pro forma balance sheet gives effect to the re-capitalization of the $20.0 million note payable to Palm as additional paid in capital immediately prior to the distribution of PalmSource common stock by Palm to Palm’s stockholders. The related accrued interest on the note payable to Palm will be due and payable within seven days after the distribution of PalmSource common stock by Palm to Palm’s stockholders, or, if the distribution is not completed prior to December 3, 2004, then the $20.0 million note payable to Palm and the related accrued interest will be due and payable on December 3, 2004. (See Note 7, Transactions with Palm.)

The unaudited pro forma balance sheet also gives effect to the contribution by Palm, in accordance with the terms of the letter agreement with Palm regarding cash contributions, of an additional $6.0 million in cash upon the distribution of PalmSource common stock by Palm to Palm’s stockholders. This additional cash contribution is subject to the distribution of our common stock by Palm not being preceded by an initial public offering of our capital stock and has been reflected as additional cash and a capital contribution in the unaudited pro forma balance sheet.

Revenue recognition

The Company’s revenue recognition policy is in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. When contracts contain multiple elements, wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Arrangements.” Vendor specific objective evidence of fair value is determined based on the price charged when the same element is sold separately or the contractually stated renewal rate. License and royalty revenues consist principally of revenue earned under software license agreements with manufacturers of hand-held devices. License and royalty revenues are recognized when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues that are contingent upon licensees’ sales are generally recognized on a per-unit or net sales basis in the period information is reported by licensees, generally the month or quarter subsequent to the period of sale by the licensee. Upfront license fees from subscription license agreements are generally recognized ratably over the term of the subscription period. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific objective evidence of fair value does not exist, the entire fee is recognized ratably over the term of the arrangement. Arrangements generally do not allow for product returns and PalmSource has no history of product returns. Accordingly, no allowance for returns has been provided. Revenue from minimum commitment and other arrangements payable on extended payment terms are recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights for which sufficient vendor specific objective evidence of fair value does not exist, revenue is deferred until the specified upgrade has been delivered.

Support and service revenues consist primarily of fees for providing unspecified software updates when and if available and technical support for software products. Support revenues are deferred and recognized ratably over the term of the agreement. Service revenues consist primarily of fees received for providing product development, engineering services, consulting and training to licensees and, to a lesser extent, to third-party application developers. Service revenues are generally billed on a time-and-materials basis, and revenue is generally recognized as the services are performed.

Stock-Based Compensation

PalmSource employees participate in Palm and PalmSource employee stock plans, which are described more fully in Note 5, Stockholders’ Equity. The Company accounts for activity under the employee stock plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25)” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” PalmSource accounts for stock-based compensation relating to equity instruments issued to non-employees based on the fair value of options or warrants estimated using the Black-Scholes option valuation model on the date of grant and re-measured until the measurement date in compliance with the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense resulting from non-employee options is amortized using the multiple option approach in compliance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The following table illustrates the effect on net loss and net loss per share as adjusted for the one-for-five reverse stock split if PalmSource had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant and restricted stock at the grant date as prescribed by SFAS No. 123. For the purposes of this disclosure, the estimated fair value of the options and restricted stock is assumed to be amortized to expense over the vesting periods, using the multiple option approach. Net loss per share and pro forma net loss per share are calculated assuming common stock outstanding of 10,000,000 shares for each period, adjusted for the one-for-five reverse stock split.

	Three Months Ended August 31,
(In thousands, except per share data)	2003	2002
Net loss, as reported	$(3,788)	$(10,781)
Add: Stock-based compensation included in reported net loss, net of related tax effects	883	480
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(1,565)	(4,495)

Pro forma net loss	$(4,470)	$(14,796)

Net loss per share, as reported – basic and diluted	$(0.38)	$(1.08)

Pro forma net loss per share, as reported – basic and diluted	$(0.45)	$(1.48)

SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by PalmSource employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

	Palm Stock Option Plans Three Months Ended August 31,		Palm Employee Stock Purchase Plan Three Months Ended August 31,		PalmSource Stock Option Plan Three Months Ended August 31,
	2003	2002	2003	2002	2003	2002
Risk-free interest rate	1.5%	2.6%	2.3%	3.4%	2.1%	3.5%
Volatility	100%	100%	99%	97%	0%	0%
Option term (in years)	2.0	3.49	2.0	2.0	2.5	3.0
Dividend yield	0%	0%	0%	0%	0%	0%

The weighted average estimated fair value of Palm stock options granted during the three months ended August 31, 2003 and 2002 was $8.58 per share and $15.89 per share, respectively (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). No shares were issued under the Palm Employee Stock Purchase Plan and no stock options were issued under the PalmSource stock option plan during the three months ended August 31, 2003 and 2002.

Net loss per share

Basic net loss per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share is calculated based on the weighted average shares of common stock outstanding and shares of common stock equivalents. Common stock equivalents consist of stock options and common stock subject to repurchase, calculated using the treasury stock method, and convertible preferred stock, calculated using the if-converted method. Diluted net loss per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. For the three months ended August 31, 2003 and 2002, 1,246,555 and 1,189,000 weighted average stock options and convertible preferred stock outstanding were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss plus net unrealized gain (loss) on investments and accumulated foreign currency translation adjustments.

Effects of Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF No. 00-21 impacted the Company’s financial position and results of operations as disclosed in Note 3, Dispositions.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 3. Dispositions

On August 29, 2003, PalmSource and PalmGear, Inc. consummated certain transactions related to a stock purchase agreement, strategic alliance and service provider agreement and a brand license agreement between the parties. There was no pre-existing related party interest between PalmSource and PalmGear. In connection with the closing of the transactions, PalmSource sold its wholly-owned subsidiary whose assets comprised the Palm Digital Media product line to Palm Gear. In addition, as part of the strategic alliance, PalmGear agreed to support an online store, at PalmSource’s US web site, for Palm OS applications and PalmSource provided PalmGear certain rights to a customer database. The initial term of the strategic alliance is three years. The total initial payment from the above described transactions equaled $4.0 million, however, this amount is subject to a maximum $0.3 million contingent holdback based upon Palm Digital Media meeting certain financial metrics for the five month period ending January 31, 2004, thereby, resulting in current total proceeds of $3.7 million. In accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” PalmSource concluded that the entire arrangement represents a single unit of accounting as there is an undelivered element for which objective and reliable evidence of fair value does not exist. Accordingly, $3.3 million (net proceeds of $3.7 million less the value of net assets of $0.4 million transferred to PalmGear) are to be recognized ratably over the three-year term of the arrangement. In addition, PalmSource is guaranteed additional future minimum fees from the strategic alliance and service provider agreement of $1.4 million over the three-year term of the arrangement.

Note 4. Commitments

PalmSource’s facilities are leased under operating leases expiring at various dates through September 2005. Certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. At August 31, 2003, future minimum lease payments are $1.4 million for the remaining nine months of fiscal year 2004, and $1.4 million and less than $0.1 million for the years ending May 31, 2005 and 2006, respectively.

In September 2001, the Company’s President and Chief Executive Officer received two restricted stock grants in an aggregate of 7,500 shares of Palm common stock (as adjusted for Palm’s October 2002, 1-for-20 reverse stock split) under a two-year vesting schedule subject to vesting restrictions and a guarantee, which PalmSource assumed from Palm, that the fair market value of the 7,500 shares of Palm common stock would be at least $2.0 million on the second anniversary of his date of hire. The guaranteed amount is recorded ratably over the vesting period. As of August 31, 2003, the total fair market value of 7,500 shares of Palm common stock was approximately $0.1 million, and $1.9 million was recorded as a liability related to this guarantee. (See Note 11, Subsequent Events.)

In June 2002, PalmSource entered into two royalty agreements with third-party vendors for certain licensed technology, which include minimum commitments. Future minimum commitments under these agreements are $1.0 million for the remaining nine months of fiscal year 2004, $2.0 million in fiscal year 2005, $2.2 million in fiscal year 2006, $0.5 million in fiscal year 2007, $0.4 million in fiscal year 2008, and $0.3 million in fiscal year 2009.

In July 2002, Palm engaged Morgan Stanley to provide it with advice and assistance in connection with a possible separation transaction of PalmSource. In accordance with the amended and restated separation agreements, PalmSource is required to pay fees due to Morgan Stanley in connection with this engagement. Such fees are subject to adjustment based on the market value of PalmSource’s common stock at the date of separation and are estimated at approximately $3.4 million, of which $3.1 million is the remaining amount payable upon completion of the distribution of PalmSource common stock by Palm to Palm’s stockholders.

In August 2002, Palm engaged Needham & Company, Inc. to provide it with advice and assistance in connection with a possible separation transaction of PalmSource. In accordance with the amended and restated separation agreements, PalmSource is required to pay fees due to Needham and Company, Inc. in connection with this engagement. The fees payable to Needham & Company, Inc. in connection with this engagement are $0.4 million, of which $0.3 million is the remaining amount payable upon completion of the distribution of PalmSource common stock by Palm to Palm’s stockholders.

PalmSource has certain payments due to Palm under the business services and other agreements that have been entered into with Palm. The agreements with Palm also include certain indemnification provisions, including indemnifications of Palm under the tax sharing agreement, among other matters, of any tax liability incurred by Palm on account of the distribution of PalmSource’s common stock. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of August 31, 2003. (See Note 7, Transactions with Palm.)

Under the indemnification provisions of the Company’s standard software license agreements, the Company agrees to defend the licensee against third party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. The Company has never incurred significant expense under its product or services warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2003.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company is covered under Palm’s director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. These indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002, however, new directors added under these arrangements will not be grandfathered. Accordingly, the Company had no liabilities recorded for these agreements as of August 31, 2003.

When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of August 31, 2003.

Note 5. Stockholders’ Equity

Common stock

On June 30, 2003, the Company’s Board of Directors approved a one-for-five reverse stock split of the issued and outstanding shares of Class C common stock of the Company. The one-for-five reverse stock split was completed on September 22, 2003. Shares outstanding have been retroactively adjusted for all periods presented.

Restricted Stock

On August 4, 2003, the Company, pursuant to Board of Directors’ approval on June 30, 2003, issued restricted stock to certain key executives of the Company through the voluntary stock option exchange program, the option waiver program and the restricted stock bonus program.

Under the voluntary stock option exchange program, certain key executives were offered the opportunity to exchange outstanding stock option grants for restricted stock and replacement stock options. In connection with the program, 1,042,000 stock options, as adjusted for the one-for-five reverse stock split, were cancelled on August 4, 2003 and, on the same date, 689,490 shares of restricted stock with a purchase price equal to the par value of a share of PalmSource common stock were granted in exchange. In addition 713,914 replacement options are expected to be granted on the later of (i) the first business day that is at least six months and one day after August 4, 2003 and (ii) any business day, in PalmSource’s sole discretion, within thirty days of the PalmSource distribution of PalmSource common stock by Palm to Palm’s stockholders. The per-share exercise price for new options will be the fair market value of a share of PalmSource common stock on the date of grant.

Under the option waiver program, rights to 335,200 stock options that were to be granted to certain key executives were waived and 170,300 shares of restricted stock with a purchase price equal to the par value of a share of PalmSource common stock were granted in exchange. In addition, the Company intends to grant 419,415 new options with an exercise price equal to the fair value of a share of PalmSource common stock on the earlier of (i) within thirty days of the effective date of the distribution of PalmSource common stock by Palm to Palm’s stockholders or (ii) July 1, 2005.

Additionally, the Company granted to certain key executives, 73,175 shares of restricted stock with a purchase price equal to the par value of a share of PalmSource common stock.

The issuance of the above restricted stock grants resulted in an aggregate of $14.0 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). This restricted stock charge was calculated based on the intrinsic value of each share of restricted stock. The intrinsic value represents the difference between the imputed fair value of $14.98 per share of PalmSource stock on August 4, 2003 and the par value of each share of restricted stock of $0.001 per share. As there was no market for the PalmSource stock on August 4, 2003, the fair value of PalmSource common stock was determined based on the respective market price of Handspring and Palm common stock as of August 4, 2003 and the contractual exchange ratio defined by the Palm and Handspring merger agreement.

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The above restricted stock awards vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. During the three months ended August 31, 2003 and 2002, the Company recognized stock compensation expense of $0.9 million and $0 respectively, related to the above restricted-stock grants.

Employee Stock Purchase Plan

On June 30, 2003, the Company’s Board of Directors adopted the PalmSource 2003 Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees, including employees of participating subsidiaries, with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code. The Company has reserved a total of 400,000 shares of common stock, as adjusted for the one-for-five reverse stock split, for issuance pursuant to the ESPP.

Stock Option Plans

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) performance units and (5) performance shares. The Company has reserved a total of 3,626,294 shares of its common stock, as adjusted for the one-for-five reverse stock split, for grant under the Equity Incentive Plan, which includes shares that have been reserved but not granted pursuant to options under our 2001 Stock Plan and any shares returned to our 2001 Stock Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Plan.

Note 6. Restructuring Charges

The Company implemented restructuring plans in fiscal 2002 and 2003. For a complete discussion of all restructuring actions implemented in fiscal years 2002 and 2003, refer to the notes to the combined and consolidated financial statements for the year ended May 31, 2003 included in the Company’s Registration Statement on Form S-4, as amended (File No. 333-106830) filed with the Securities and Exchange Commission.

In the third quarter ended February 28, 2003, PalmSource recorded restructuring charges of $2.2 million related to restructuring actions which consisted of workforce reductions of approximately 60 regular employees, primarily in the U.S., and facilities and property and equipment that will be disposed of or removed from service. Restructuring charges related to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of May 31, 2003, headcount reductions were essentially complete. During the quarter ended August 31, 2003, PalmSource made payments of $0.3 million, and the remaining accrual at August 31, 2003 was $0.1 million. The Company expects the cost reduction actions to be complete by the end of the second quarter of fiscal year 2004.

Note 7. Transactions with Palm

For the periods subsequent to December 3, 2001, intercompany transactions and balances between PalmSource and Palm consisted of the following (in thousands):

	Three Months Ended August 31, 2003	Year Ended May 31, 2003	Three Months Ended August 31, 2002
Balance at beginning of period	$3,151	$864	$863
Royalty and license fees	8,194	38,125	7,011
Support and services	112	1,174	690
Cost of revenues	15	(77)	(29)
Research and development expenses	(108)	(779)	(195)
Sales and marketing expenses	(15)	(2,241)	(1,145)
General and administrative expenses	(206)	(372)	(159)
Allocation of corporate services	(353)	(5,381)	(2,623)
Real estate/facilities expenses	—	(794)	(794)
Stock-based compensation	(20)	(1,052)	(329)
Other income (expense), net	(3)	22	(18)
Collection of third party receivables by Palm on behalf of PalmSource	—	360	70
Cash paid by Palm on behalf of PalmSource, net	(95)	(3,029)	(837)
Net assets transferred to PalmSource	(27)	(911)	(155)
Net cash transfers from Palm	(7,052)	(20,413)	(3,672)
Other	(708)	(2,345)	(614)

Balance at end of period	$2,885	$3,151	$(1,936)

Average balance during the period	$3,018	$2,008	$536

For the periods presented, PalmSource’s costs and expenses included allocations from Palm for centralized legal, finance, treasury, real estate, information technology, customer support, sales, marketing, engineering, and other Palm corporate services and infrastructure costs. These allocations were determined on bases that Palm and PalmSource considered to be reasonable reflections of the utilization of services provided or the benefit received by PalmSource. The allocation methods include relative revenues or headcount.

Allocated costs included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended August 31,
	2003	2002
Cost of revenues	$2	$74
Research and development	8	407
Sales and marketing	28	1,741
General and administrative	315	1,195

For purposes of governing certain of the ongoing relationships between PalmSource and Palm at and after December 3, 2001 and to provide for an orderly transition, PalmSource and Palm have entered into various agreements. For a description of all PalmSource and Palm agreements, refer to the notes to the combined and consolidated financial statements for the year ended May 31, 2003 included in the Company’s Registration Statement on Form S-4, as amended (File No. 333-106830) filed with the Securities and Exchange Commission.

Trademark Agreements

After the distribution of PalmSource common stock by Palm to Palm’s stockholders, the use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm “or “palmOne “will be administered by Palm Trademark Holding Company, LLC (the “Holding Company”), a holding company established and owned 45% by Palm and 55% by PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. The Holding Company’s administration of the intellectual property will be governed by its operating agreement and by a trademark license agreement between the Holding Company; Palm and PalmSource.

Based on its operating structure, the Holding Company arrangement is essentially a cost sharing mechanism between Palm and PalmSource to administer the intellectual property rights attributed to the “Palm” trademark and, as a result, the adoption of FIN No. 46 is not expected to have a material impact on either Palm’s or PalmSource’s consolidated financial statements. All material revenues (such as recoveries from litigation), costs, assets and liabilities are expected to be specifically identified with either Palm or PalmSource and consolidated into such respective financial statements.

Intercompany Loan Agreement

The terms of the note payable to Palm for $20.0 million are set forth in the amended and restated intercompany loan agreement. The note payable to Palm bears interest at 2.48% per annum. Immediately prior to the distribution of PalmSource common stock by Palm to Palm stockholders, the $20.0 million note payable will be contributed by Palm to PalmSource as additional paid-in-capital. The related accrued interest will be due and payable within seven days after the distribution of PalmSource common stock by Palm to Palm’s stockholders or, if the distribution is not completed prior to December 3, 2004, then the $20.0 million note payable to Palm and the related accrued interest will be due and payable on December 3, 2004. The agreement does not require collateral, but contains a list of events that will constitute a default resulting in the note payable becoming immediately due and payable by PalmSource to Palm.

In connection with our separation with Palm, Palm and Texas Instruments have agreed that Palm’s existing $50.0 million, 5% convertible, subordinated note payable to Texas Instruments will be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by PalmSource, or the PalmSource note. The new Palm note will be issued in the principal amount of $35.0 million and the PalmSource note will be issued in the principal amount of $15.0 million. The new Palm note will be convertible only into Palm common stock and the PalmSource note will be convertible only into PalmSource common stock. The conversion price of each of the two notes will be set according to formulas agreed to by Palm and Texas Instruments. Following the distribution of PalmSource common stock by Palm to Palm’s stockholders, PalmSource intends to issue the $15.0 million, 5% convertible, subordinated note to Texas Instruments due December 6, 2006. To the extent that the principal amount of the convertible subordinated note issued to Texas Instruments is less than $15.0 million, PalmSource will make a new note in favor of Palm with a principal amount equal to the difference between $15.0 million and the principal amount of the note issued to Texas Instruments.

The conversion formula for the PalmSource note provides that the conversion price is based on the difference between the average closing price of Palm’s common stock for the five trading days before the distribution versus the average closing price of Palm’s common stock for the five trading days after the distribution. The formula further provides that at a minimum, the PalmSource note conversion price will be 15% greater than the volume weighted average PalmSource stock price on the first trading day following the distribution of PalmSource common stock by Palm to Palm’s stockholders and that the conversion price will not be greater than 300% higher than such volume weighted average PalmSource stock price.

Note 8. Other Related Party Transactions

Under the terms of the license agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $2.1 million and $2.6 million for the three months ended August 31, 2003 and 2002, respectively. In addition, PalmSource has recognized support and service revenues of $0.1 million and $0 for the three months ended August 31, 2003 and 2002, respectively. These amounts have been included in related party revenues on the face of the condensed consolidated financial statements. As of August 31, 2003 and May 31, 2003, approximately $0.1 million and $0.1 million, respectively, represents outstanding receivables from Sony and is included in Receivable from Related Parties in the condensed consolidated financial statements.

Effective October 7, 2002, PalmSource entered into a business collaboration agreement with Sony, which expires in October 2012, under which PalmSource and Sony agreed to share certain information regarding ongoing product and development plans and, for a period of at least three years, to establish mutually agreed written co-development plans for potential areas of joint development. Under the business collaboration agreement, prior to October 7, 2003, PalmSource will not engage another licensee of Palm OS as a development partner under a joint development agreement to participate in a co-development program for new versions of Palm OS and from October 7, 2003 until October 7, 2005, PalmSource will not engage more than two development partners meeting the above requirements in addition to Sony and PalmSource will first offer to discuss new projects with Sony prior to engaging such additional development partners.

PalmSource’s Chairman of the Board, Eric Benhamou, is also the Chairman of the Board to Palm, Inc. and 3Com Corporation. Under the terms of a software license agreement between PalmSource and 3Com, PalmSource recorded and $0 million and $0.1 million of support revenues for the three months ended August 31, 2003 and 2002, respectively.

Note 9. Litigation

To date, no lawsuit, which we believe could have a material adverse affect on our operations, has been filed against PalmSource, but from time to time the Company has received claims related to the conduct of its business. In the course of Palm’s business, it occasionally receives claims related to consumer protection, general commercial claims related to the conduct of its business and the performance of its products and services and other litigation claims, such as stockholder derivative class action lawsuits. In the course of Palm’s business, it also receives claims of infringement or otherwise becomes aware of potentially relevant patents or other intellectual property rights held by other parties. Palm is currently subject to a number of these claims. Palm believes that it has defenses to such cases and is vigorously contesting these matters. Though the claims against Palm currently do not name PalmSource as a defendant, the substance of their claims may implicate PalmSource and result in claims against PalmSource in the future or require that PalmSource indemnify Palm pursuant to our separation agreements with Palm. PalmSource is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from the claims against Palm or PalmSource, but an unfavorable resolution of these lawsuits could materially adversely affect PalmSource’s business, results of operations or financial condition.

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, entitled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In 2000, the District Court dismissed the case, ruling that the patent is not infringed by the Graffiti handwriting recognition system used in handheld computers using Palm’s operating systems. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit (“CAFC”). On October 5, 2001, the CAFC affirmed-in-part, reversed-in-part and remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the patent is valid, enforceable and infringed. The defendants filed a Notice of Appeal on December 21, 2001. On February 22, 2002, the court denied a request for an injunction sought by Xerox to prohibit the manufacture or sale of products using the Graffiti handwriting recognition system. The court also rejected a request by Xerox to set a trial date to determine damages Xerox claims it is owed. In connection with the denial of Xerox’s request to set a trial date on damages, the court required Palm to post a $50.0 million bond, which was satisfied with a letter of credit from a financial institution. A Notice of Appeal from the District Court’s order of February 22, 2002 was filed by Palm on March 15, 2002. A cross-appeal from the District Court’s order of February 22, 2002 was filed by Xerox on March 4, 2002. A hearing on the appeal and cross-appeal was held on January 6, 2003 before the CAFC. The CAFC has remanded the case to the District Court for a determination on the issue of invalidity of the ‘656 patent. Xerox petitioned the CAFC for reconsideration of its determination on the appeal and cross-appeal, but the CAFC has denied this petition and eliminated the requirement for the $50 million bond from Palm. If Palm is not successful regarding the remand to the District Court, the CAFC has noted that an injunction will apply. If an injunction is sought by Xerox and issued, it could result in business interruption for Palm that would have a significant adverse impact on Palm’s operations and financial condition if Palm has not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if Palm is not successful with regard to this remand to the District Court, Xerox has stated in its court pleadings that it will seek at a trial, a significant compensatory and punitive damage award or license fees from Palm. Furthermore, if Palm is not successful with regard to this remand to the District Court, Palm might be liable to Palm’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patents claims against Palm’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Xerox litigation. As part of the separation agreements with Palm, Palm has agreed to indemnify PalmSource for any damages that PalmSource may incur due to the Xerox litigation. If Palm is not successful in the Xerox litigation and is unable to or does not indemnify the Company, PalmSource might be required to pay Xerox significant damages or license fees or pay licensees significant amounts to indemnify them for their losses. PalmSource believes that Palm has adequate defenses to the claims made by Xerox. PalmSource further believes that it is remote that PalmSource will incur a loss resulting from any fees or damages in excess of amounts recoverable from Palm under Palm’s indemnification of PalmSource.

On February 28, 2000, E-Pass Technologies, Inc. filed suit against “3Com, Inc.” in the United States District Court for the Southern District of New York and later filed, on March 6, 2000, an amended complaint against Palm and 3Com. The case is now captioned E-Pass Technologies, Inc. v. 3Com Corporation, a/k/a 3Com, Inc. and Palm, Inc., Civil Action No. 00 CIV 1523. The amended complaint alleges willful infringement of U.S. Patent No. 5,276,311, entitled “Method and Device for Simplifying the Use of Credit Cards, or the Like.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patent in the future. The case was transferred to the United States District Court for the Northern District of California. In an Order dated August 12, 2002, the Court granted Palm’s motion for summary judgment that there was no infringement. E-Pass appealed the Court’s decision to the CAFC. The issues on appeal before the CAFC have been fully briefed and argued by the parties. On August 21, 2003, the CAFC issued a ruling reversing the claim construction of the District Court and the attendant summary judgment motion and remanded the case to the District Court for further proceedings. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the E-Pass litigation.

On March 14, 2001, NCR Corporation filed suit against Palm and Handspring, Inc. in the United States District Court for the District of Delaware. The case is captioned NCR Corporation v. Palm, Inc. and Handspring, Inc., Civil Action No. 01-169. The complaint alleges infringement of U.S. Patent Nos. 4,634,845 and 4,689,478, entitled, respectively, “Portable Personal Terminal for Use in a System for Handling Transactions” and “System for Handling

Transactions Including a Portable Personal Terminal.” The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendants from infringing the patents in the future. The case was referred to Magistrate Judge Mary P. Thynge. In a Memorandum Opinion dated July 11, 2002, the Magistrate Judge indicated that she would recommend that the District Court grant the defendants’ motion for summary judgment that there was no infringement. NCR filed objections to the recommendations of the Magistrate Judge, and Palm has filed a response to NCR’s objections. On August 28, 2003, the District Court granted Palm’s motion for summary judgment, ruling that Palm products do not infringe the NCR patents, and denied NCR’s motion.

On January 23, 2003, Peer-to-Peer Systems LLC filed a complaint against Palm in the United States District Court for the District of Delaware. The case is captioned Peer-to-Peer Systems, LLC vs. Palm, Inc., Civil Action No. 03-115. The complaint alleges infringement of U.S. Patent No. 5,618,045 entitled “Interactive Multiple Player Game System and Method of Playing a Game Between at Least Two Players”. The complaint seeks unspecified compensatory and treble damages and to permanently enjoin the defendant from infringing the patent in the future. Palm believes that the claims are without merit and intends to defend against them vigorously. The parties have begun the discovery process.

In June 2001, the first of several putative stockholder class action lawsuits was filed in United States District Court, Southern District of New York against certain of the underwriters for Palm’s initial public offering, Palm and several of its officers. The complaints, which have been consolidated under the caption In re Palm, Inc. Initial Public Offering Securities Litigation, Case No. 01 CV 5613, assert that the prospectus from Palm’s March 2, 2000 initial public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaints allege claims against Palm and the officers under Sections 11 and 15 of the Securities Act of 1933, as amended. Certain of the complaints also allege claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. Other actions have been filed making similar allegations regarding the initial public offerings of more than 300 other companies. All of these various consolidated cases have been coordinated for pretrial purposes as In re Initial Public Offering Securities Litigation, Civil Action No. 21-MC-92. An amended consolidated complaint was filed in April 2002. The claims against the individual defendants have been dismissed without prejudice pursuant to an agreement with plaintiffs. The Court has denied Palm’s motion to dismiss. A special committee of Palm’s Board of Directors recently approved a tentative settlement proposal from plaintiffs, which includes a guaranteed recovery to be paid by the issuer defendants’ insurance carriers and an assignment of certain claims the issuers, including Palm, may have against the underwriters. There is no guarantee that the settlement will become final however, as it is subject to a number of conditions, including court approval. Palm believes that it has meritorious defenses to the claims against it and intends to defend the action vigorously if the case does not settle.

On August 7, 2001, a purported consumer class action lawsuit was filed against Palm and 3Com in California Superior Court, San Francisco County. The case is captioned Connelly et al v. Palm, Inc., 3 Com Corp et al, Case No. 323587. An amended complaint alleging breach of warranty and violation of California’s Unfair Competition Law was filed and served on Palm on August 15, 2001. The amended complaint, filed on behalf of purchasers of Palm III, IIIc, V and Vx handhelds, alleges that certain Palm handhelds may cause damage to PC motherboards by permitting an electrical charge, or “floating voltage,” from either the handheld or the cradle to be introduced into the PC via the serial and/or USB port on the PC. The plaintiffs allege that this damage is the result of a design defect in one or more of the following: HotSync software, handheld, cradle and/or the connection cable. The complaint seeks restitution, rescission, damages, an injunction mandating corrective measures to protect against future damage as well as notifying users of potential harm. Discovery is closed. The parties engaged in mediation and have reached an agreement in principle to settle the action, subject to acceptable documentation and court approval. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, Palm may be required to indemnify and hold 3Com harmless for any damages or losses which may arise out of the Connelly litigation.

On January 23, 2002, a purported consumer class action lawsuit was filed against Palm in California Superior Court, San Francisco County. The case is captioned Eley et al v. Palm, Inc., Case No. 403768. The unverified complaint, filed on behalf of purchasers of Palm m500 and m505 handhelds, alleges (1) that the HotSync function in certain Palm handhelds does not perform as advertised and the products are therefore defective and (2) that upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty. The complaint alleges Palm’s actions are a violation of California’s Unfair Competition Law and a breach of express warranty. The complaint seeks alternative relief including an injunction to have Palm desist from selling and advertising the handhelds, to recall the defective handhelds, to restore the units to their advertised functionality, to pay restitution or disgorgement of the purchase price of the units and/or damages and attorneys’ fees. Palm filed its answer denying the allegations and the parties engaged in document and deposition discovery. Plaintiff and Palm engaged in mediation and have reached an agreement in principle to settle the action, subject to acceptable documentation and court approval. No trial date has been set.

On March 11, 2002, a purported consumer class action lawsuit was filed against Palm in the Wayne County Circuit Court, Detroit, Michigan. The case is captioned Hayman, et al. v Palm, Inc., Case No. 02-208249-CP. Plaintiffs allege that certain of Palm’s advertisements for its Palm III, V and m100 handheld devices were false or misleading regarding the ability of the device to wirelessly and remotely access emails or the Internet without the need for additional hardware or software sold separately. Plaintiffs allege violations of the Michigan Consumer Protection Act, breach of express and implied warranties and Michigan common law, and seek to recover the purchase price of the device from Palm for themselves and a class of all similarly situated consumers. Palm has filed a motion to dismiss the lawsuit in its entirety. The Court has heard arguments on that motion, and it has advised that it would rule on Palm’s motion to dismiss before considering the suitability of this lawsuit for class treatment.

In October 2002, a purported consumer class action lawsuit was filed against Palm in Illinois Circuit Court, Cook County. The case is captioned Goldstein v. Palm, Inc., Case No. 02CH19678. The case alleges consumer fraud regarding Palm’s representations that its m100, III, V, and VII handheld personal digital assistant, as sold, would provide wireless access to the Internet and email accounts, and would perform common business functions including data base management, custom form creation and viewing Microsoft Word and Excel documents, among other tasks. The case seeks unspecified actual damages and indemnification of certain costs. In September 2003, the Court granted Palm’s motion to dismiss the complaint, but allowed the plaintiff the opportunity to amend and refile.

In August and September 2002, four purported consumer class action lawsuits were filed against Palm in California Superior Court, Santa Clara County; California Superior Court, San Diego County; Illinois Circuit Court, Cook County; and Illinois Circuit Court, St. Clair County. The respective cases are captioned Lipner and Ouyang v. Palm, Inc., Case No. CV-810533; Veltman v. Palm, Inc., Case No. 02CH16143; Wireless Consumer’s Alliance, Inc. v. Palm, Inc., Case No. GIC-794940; and Cokenour v. Palm, Inc., Case No. 02L0592. All four cases allege consumer fraud regarding Palm’s representations that its m130 handheld personal digital assistant supported more than 65,000 colors. Certain of the cases also allege breach of express warranty and unfair competition. In general, the cases seek unspecified damages and/or to enjoin Palm from continuing it’s allegedly misleading advertising. The parties have tentatively agreed to a settlement in principle, subject to acceptable documentation and court approval.

On February 27, 2003, a purported consumer class action lawsuit was filed against Palm in California Superior Court, Santa Clara County. The case is captioned Hemmingsen et al v. Palm, Inc., Case No. CV815074. The unverified complaint, filed on behalf of purchasers of Palm m515 handhelds, alleges that such handhelds fail at unacceptably high rates, and in particular that instant updating and synchronization of data with PCs often will not occur. The complaint further alleges that, upon learning of the problem, Palm did not perform proper corrective measures for individual customers as set forth in the product warranty, among other things. The complaint alleges that Palm’s actions violate California’s Unfair Competition Law and constitute a breach of warranty. The complaint seeks restitution, disgorgement, damages, an injunction mandating corrective measures including a full replacement program for all allegedly defective m515s or, alternatively mandating a refund to all purported class members of the full purchase price for their m515s, and attorneys’ fees. The parties have begun the discovery process.

On or about June 17 and 19, 2003, respectively, two putative class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for the County of New Castle against Palm, Handspring and various officers and directors of Handspring. The cases are captioned Goldhirsch v. Handspring, Inc., et. al, Civil Action No. 20376-NC and Majarian v. Handspring, Inc., et. al, Civil Action No. 20381-NC. The Majarian complaint was amended on or about June 23, 2003 to, among other things, delete certain previously named officer defendants. Both complaints allege that the officers and directors of Handspring breached their fiduciary duties to Handspring stockholders by, among other things, failing to undertake an appropriate evaluation of Handspring’s net worth as a merger or acquisition candidate and failing to maximize Handspring stockholder value by not engaging in a meaningful auction of Handspring. The Majarian complaint also alleges, among other things, that the officers and directors of Handspring breached their fiduciary duties by failing to act independently so that the interests of Handspring’s public stockholders would be protected and enhanced. Both complaints allege that Palm aided and abetted the alleged breaches of fiduciary duty of Handspring’s officers and directors. Both complaints seek, among other things, a preliminary and permanent injunction against the transaction, a recission of the transaction if it is consummated and unspecified damages. The Goldhirsch complaint also requests, among other things, that the Court order Handspring’s officers and directors to take all necessary steps to maximize stockholder value, including open bidding and/or a market check. Palm believes that the lawsuits are without merit and intends to vigorously defend the cases.

Note 10. Business Segment Information

PalmSource operates in one reportable segment.

Geographic Information

PalmSource’s headquarters and most of its operations are located in the United States. PalmSource conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the quarters ended August 31, 2003 and 2002, no country outside the United States or Japan accounted for 10% or more of total revenues. Revenues and net property and equipment by geographic region are as follows (in thousands):

	Three Months Ended August 31,
	2003	2002
Revenues:
United States	$12,988	$11,224
Japan	2,181	2,648
Other	1,963	1,178

Total	$17,132	$15,050

	August 31, 2003	May 31, 2003
Long-lived assets:
United States	$58,693	$59,709
Other	322	413

Total	$59,015	$60,122

Note 11. Subsequent Events

On September 15, 2003, the Company paid approximately $1.9 million to PalmSource’s President and Chief Executive Officer, David Nagel, pursuant to the terms of two restricted stock grants of Palm common stock issued in September 2001, representing the difference between the guaranteed value of $2.0 million and the fair market value of 7,500 shares of Palm common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in this quarterly report. This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include: any projections of earnings, revenues, expenses, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments, acquisitions or investments, anticipated performance of products or services; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.

The risks, uncertainties and assumptions referred to above include, but are not limited to those risks discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. Please see the section titled “Cautionary factors that may affect future results” for a discussion of risks and uncertainties relevant to our business. These items are factors that we believe could cause our actual results to differ materially from expected and historical results. We also advise you to consult any future disclosure we make on related subjects in our reports we file with the SEC. Other factors also could adversely affect us.

Overview

We are a leading developer and licensor of a software platform that enables mobile information devices. Our software platform consists of the Palm operating system and software development tools that mobile information device manufacturers use to develop products from our platform. We have also extended our platform with applications such as personal information management software, web browsers and e-mail. Our platform enables manufacturers to rapidly and efficiently create powerful, innovative and easy-to-use mobile information devices. We license Palm OS to leading mobile information device manufacturers, including Garmin, Handspring, Kyocera, Lenovo (formerly known as Legend), Palm, Samsung and Sony. A wide range of mobile information devices incorporate our solutions, including PDAs, mobile phones, location-aware devices, entertainment devices, and industry-specific devices used in industries such as education, hospitality and healthcare. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Our fiscal quarters end on a Friday and are generally 13 weeks in length. For presentation purposes, we present our fiscal quarters as ending on August 31, and fiscal years ending on May 31. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

Our Separation from Palm

We were incorporated in December 2001 as a wholly-owned subsidiary of Palm to conduct substantially all of the business of its operating system software group. Palm intends, subject to the satisfactory resolution of certain conditions and immediately prior to the proposed merger of Palm and Handspring, to distribute all of the outstanding shares of PalmSource’s common stock owned by Palm to PalmSource stockholders on a pro-rata basis. In connection with the separation of the two businesses, Palm contributed to us substantially all of the assets and liabilities comprising the Palm operating system software group, issued to us an inter-company loan of $20.0 million, which will be contributed to us as additional paid-in-capital immediately prior to the distribution of PalmSource common stock by Palm to Palm’s stockholders. Since our incorporation, Palm has made additional net capital contributions to us of $28.2 million in cash, consisting of capital contributions of $31.1 million in fiscal year 2002 reduced by a capital distribution to Palm of $2.9 million during fiscal year 2003. An additional $6.0 million will be contributed to us as a capital contribution by Palm upon the distribution. In addition, in connection with our separation from Palm, Palm and Texas Instruments have agreed that Palm’s existing $50.0 million, 5% convertible, subordinated note payable to Texas Instruments will be divided into and replaced by two notes, one of which we intend to issue in the principal amount of $15.0 million following the distribution by Palm of the shares of our common stock held by Palm to Palm stockholders. The PalmSource note will be convertible only into PalmSource common stock. If we issue a note to Texas Instruments for less than $15.0 million, we will issue a note to Palm for the difference between $15.0 million and the actual principal amount of the note issued by us to Texas Instruments. For a description of the 5% convertible subordinated note see the section titled “—Liquidity and Capital Resources —The Convertible Note.”

We have entered into a number of agreements that govern the separation of our business operations from Palm. These agreements provide for the transfer from Palm to us of assets comprising our business and the assumption by us of liabilities relating to our business. The separation agreements, in some cases, allocate various costs between the parties and require us to indemnify Palm for certain liabilities Palm may incur. We have also entered into an agreement with Palm for the licensing to Palm of Palm OS for use in the manufacturing of Palm’s mobile information devices. All of the agreements we entered into with Palm were entered into in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from Palm. As a result, the terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. If we amend any of these agreements after June 4, 2003 and prior to the consummation of the merger of Palm and Handspring, we will also need the approval of Handspring.

Our operating results historically have been included in Palm’s consolidated U.S. income tax return and consolidated, combined or unitary state income returns and in tax returns of certain foreign subsidiaries. The income tax provision in our financial statements has been determined on a separate-return basis. Pursuant to our tax sharing agreement with Palm, certain deferred tax assets are deemed attributes of Palm. Accordingly, we will not be able to use these deferred tax assets to offset our corresponding tax liabilities.

We must also negotiate new or revised agreements with various third parties as a separate, stand-alone entity. We cannot assure you that the terms we will be able to negotiate will be as favorable as those we enjoyed as part of Palm. In addition, we benefited from various economies of scale as part of Palm, including shared administrative functions, facilities and sales and marketing organizations. We expect that our costs in some cases will increase as a result of the loss or renegotiation of these agreements, which may not be offset by cost savings in other areas.

Business

Our revenues consist of license and royalty and support and service revenues. We primarily generate revenue by licensing Palm OS to mobile information device manufacturers and providing support and services to our licensees. We also derive revenues from our Palm OS Ready program participants. We present revenues from Palm and Sony separately as related party revenues.

License and royalty revenues consist principally of revenues earned under software license agreements with manufacturers of mobile information devices. Historically, our license agreements with these manufacturers generally provided for an upfront license fee and additional royalties based on the number of units sold by the licensee incorporating Palm OS. We recognize license and royalty revenues when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues from upfront license fees under our agreements are generally recognized over the term of the agreement. License and royalty revenues from royalty fees are generally recognized on a per-unit or net sales royalty basis based on contractually reported information from licensees. Currently, the majority of our royalty revenue stream is derived from licensees with a royalty fee that is calculated on a net sales basis. The royalty rate generally ranges from 3% to 6% of net sales based on the average selling price of the licensee’s Palm Powered device. Payments received in advance of royalties being earned are recorded as deferred revenue.

Our license agreements with licensees may contain minimum commitments. For example, under the Palm software license agreement, minimum annual license and royalty commitments consist of $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring on December 3, 2003, 2004, 2005, and 2006, respectively. Handspring currently has minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. However, assuming the merger of Palm and Handspring occurs, the Handspring license agreement will terminate, we will no longer be entitled to the $1.5 million quarterly minimum commitments and revenue from the sale of Handspring products may be used instead by Palm to satisfy Palm’s minimum commitments. As a result, we would lose $6.0 million in annual contractual minimum commitments through June 2009 and our revenue from Palm and Handspring will decline if this resulting merger does not result in significant increased sales by Palm. We calculate minimum commitment shortfalls on a quarterly or annual basis based on the terms of the respective license agreement. Shortfalls, if any, are recorded in the period that the minimum commitment becomes due to us.

Support revenues consist primarily of fees for providing software updates and technical support for software products to our licensees and service revenues represent product development, engineering services, consulting and training for our licensees and, to a lesser extent, to third-party application developers. Support revenues are deferred and recognized ratably over the term of the agreement. Service revenues are generally billed on a time-and-materials basis, and the revenues are generally recognized as the services are performed.

Generally, our licensees experience higher seasonal demand for their products during our second and third fiscal quarters. We believe that this seasonality is primarily the result of the winter holiday season. In addition, certain licensees, including Palm, satisfy the remaining amount of their yearly minimum commitments, if necessary, in our third fiscal quarter. Historically, these factors have resulted in a substantial increase in revenues for our third fiscal quarter as compared to other quarters.

An important part of our strategy is to increase our international sales, particularly in the European and Asia Pacific markets. Certain countries in which we currently license or may in the future license our technology require significant withholding taxes on payments for intellectual property that we may not be able to offset against our U.S. tax obligations. In addition, international tax authorities may re-characterize some of our engineering fees as license fees, which could result in increased tax withholdings and penalties.

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on Palm and, to a lesser extent, Sony and Handspring for a large percentage of our revenues. Revenues and percentage of total revenues from Palm, Sony and Handspring for the three months ended August 31, 2003 and 2002 were as follows (in millions):

	Three Months Ended
	August 31, 2003		August 31, 2002
	Revenue	% of Total Revenues	Revenue	% of Total Revenues
Palm	$8.3	48.5	$7.7	51.1
Sony	$2.2	12.7	$2.6	17.6
Handspring	$1.6	9.1	$1.7	11.1

Although we have recently expanded our number of licensees, many of these new licensees have yet to introduce products on the market or sell significant numbers of units based on Palm OS. We expect that Palm and Sony will continue to account for a substantial portion of our revenue for the foreseeable future. However, we expect that revenue from Palm will gradually decline over time as a percentage of our overall revenue. Our license agreement with Palm will expire in December 2006, our license arrangement with Sony will expire in October 2012 and our license agreement with Handspring will expire upon the closing of the proposed merger of Palm and Handspring. Assuming the merger of Palm and Handspring occurs, royalties from the sale of Handspring products will be subject to the terms of our license agreement with Palm and revenue from the sale of Handspring products may be used by Palm to satisfy Palm’s minimum commitments. Each of these licensees can cease selling Palm Powered products at any time, subject to their minimum commitment requirements, if any. We cannot assure you that we will be able to renegotiate these licensing agreements on favorable terms, if at all, once they expire.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in PalmSource’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allocations from Palm, goodwill impairment, loss contingencies, restructuring, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments. We recognize revenue as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

Many of our license contracts contain multiple elements including support. We have determined the fair value of our bundled support arrangements based on the price charged when the element is sold separately by us or the contractually stated renewal rate. Accordingly, when contracts contain multiple elements wherein vendor specific objective evidence of fair value exists for all undelivered elements and for which fair value has not been established for delivered elements, we recognize revenue on the delivered element using the “Residual Method “ as defined by SOP No. 98-9. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific evidence of fair value does not exist, we recognize the entire fee ratably over the term of the arrangement.

Allocations from Palm

Significant assumptions and estimates have been used in the determination of cost allocations from Palm included in our consolidated financial statements and the preparation of our historical financial information prior to our separation from Palm. These allocations and charges are calculated on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, or the specific level of activity directly related to such costs. Accordingly, our consolidated financial statements may not be representative of future performance or what they would have been had we operated as a separate stand-alone entity during the periods presented.

Goodwill Impairment

We perform an evaluation of the carrying value of goodwill on an annual basis or whenever an event or change in circumstances occurs which would indicate potential impairment. In response to changes in industry and market conditions, we may strategically realign our resources that could result in an impairment of goodwill. We cannot assure you that future impairment tests will not result in a charge to earnings.

Loss Contingencies

We are subject to various loss contingencies arising in the ordinary course of business including patent infringement claims and other litigation. We accrue for estimated loss contingencies, when a loss is probable and can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Restructuring

Effective for calendar year 2003, in accordance with SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” we record liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we record new restructuring accruals as liabilities are incurred.

Income Taxes

Our income tax provision has been determined on a separate return basis as if we had operated as a stand-alone entity. Our operating results were historically included in the tax returns of Palm and its certain foreign subsidiaries. We have estimated our income taxes that would have related to our business in each of the jurisdictions in which we operate as if we had historically operated on a stand-alone basis. We have established a valuation allowance against our deferred tax assets for all periods presented based on our estimates of future taxable income.

Results of Operations

Comparison of Three Months Ended August 31, 2003 and 2002

Related party license and royalty revenues.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Related party license and royalty revenues	$10,287	$9,609	7%
Percentage of total revenues	60.1%	63.9%

License and royalty revenues from Palm which consisted primarily of royalty fees received from shipment of PDAs, were $8.2 million for the three months ended August 31, 2003 and $7.0 million for the three months ended August 31, 2002. License and royalty revenues from Sony were $2.1 million for the three months ended August 31, 2003 and $2.6 million for the three months ended August 31, 2002. The increase in related party license and royalty revenues during the three months ended August 31, 2003 over the three months ended August 31, 2002 was principally due to a $1.2 million increase in royalties received from Palm for the sale of Palm Powered devices, offset by $0.5 million in lower royalties received from Sony. We believe the increase in revenues from Palm during the three months ended August 31, 2003 was primarily driven by an increase in the average selling prices from the same period in fiscal year 2003, offset by a decline in total units shipped. The increase in average selling price reflects the higher-end mix of products sold for the quarter. The decrease in units shipped reflects soft overall market demand as well as some shift of U.S. retail demand toward competitive products.

Third party license and royalty revenues.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Third party license and royalty revenues	$5,506	$4,067	35%
Percentage of total revenues	32.1%	27.0%

License and royalty revenues from Handspring were $1.5 million for the three months ended August 31, 2003 compared to $1.6 million for the three months ended August 31, 2002. The increase in third party license and royalty revenues during the three months ended August 31, 2003 over the three months ended August 31, 2002 was principally due to increased license and royalty revenues received from existing licensees, and an increase in license and royalties of $0.5 million from new licensees. On completion of the Handspring merger with Palm, Handspring’s contractual minimum commitments of $1.5 million per quarter will be eliminated.

Related party support and service revenues.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Related party support and services revenues	$199	$740	(73)%
Percentage of total revenues	1.1%	4.9%

Support and service revenues from Palm were $0.1 million for the three months ended August 31, 2003 and $0.7 million for the three months ended August 31, 2002. Support and service revenues from Sony were $0.1 million for the three months ended August 31, 2003 and $0 million for the three months ended August 31, 2002. The decrease in related party support and service revenues during the three months ended August 31, 2003 over the three months ended August 31, 2002 was due to a decrease of $0.5 million in professional service revenues from Palm as Palm utilizes internal resources for professional services projects.

Third party support and service revenues.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Third party support and service revenues	$1,140	$634	80%
Percentage of total revenues	6.7%	4.2%

The increase in third party support and service revenues during the three months ended August 31, 2003 over the three months ended August 31, 2002 was due to an increase of $0.3 million in support revenues from new maintenance and support contracts and an increase of $0.2 million in professional service revenues.

Cost of license and royalty revenues.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Cost of license and royalty revenues	$1,380	$2,219	(38)%
Percentage of total revenues	8.0%	14.8%

Cost of license and royalty revenues principally represents royalty payments to third-party technology vendors, payments to publishers for eBook content and amortization of purchased intangible assets. The majority of our cost of license and royalty revenues are of a fixed nature, either the amortization of purchased intangibles or term license fees paid to technology vendors recognized ratably, and are not directly related to or allocable to either third party or related party revenues. The decreases in cost of license and royalty revenues in the three months ended August 31, 2003 compared to the three months ended August 31, 2002 in absolute dollars and as a percentage of total revenues were primarily due to the decrease of $1.2 million in amortization of purchased intangibles from the Smartcode, Actual Software, and WeSync acquisitions as the intangible assets became fully amortized by the end of fiscal year 2003 and an increase in revenues for such periods. The total decrease in the three months ended August 31, 2003 compared to the three months ended August 31, 2002 was offset by a $0.3 million increase in royalty payments for licensed technology, and a $0.1 million increase in royalty payments to Palm Digital Media’s eBook content providers due to increased eBook revenues. We expect cost of license and royalty revenues to increase due to increased royalty payments for licensed technology to support new versions and features of Palm OS, which are partially offset by a decline in amortization of purchased intangible assets as certain intangible assets become fully amortized, and the elimination of payments to eBook content providers due to the sale of the Palm Digital Media product line to PalmGear in August 2003.

Cost of support and service revenues.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Cost of support and service revenues	$544	$727	(25)%
Percentage of total revenues	3.2%	4.8%

Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The decreases in cost of support and service revenues in the three months ended August 31, 2003 compared to the three months ended August 31, 2002 in absolute dollars and as a percentage of total revenues were principally due to the decrease of $0.2 million in the cost of professional services as total professional services revenues declined. We expect support and service gross profit to increase in the future as we intend to expand our professional services business and as economies of scale are achieved in the support organization.

Research and development expenses.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Research and development expenses	$8,852	$11,016	(20)%
Percentage of total revenues	51.6%	73.2%

Research and development expenses consist primarily of personnel and related costs to support our product development and related information technology and facilities costs. The decreases in research and development expenses in the three months ended August 31, 2003 compared to the three months ended August 31, 2002 in absolute dollars and as a percentage of total revenues were primarily due to a $1.0 million decrease in employee related expenses resulting from headcount reductions initiated during the third quarter of fiscal year 2003, a $1.0 million decrease in allocated overhead that was principally real estate and information technology costs, and an increase in revenues during the respective periods. Our research and development expenses are primarily fixed employee costs. These costs are monitored and reviewed by management, and we expect to respond according to market conditions and economic trends.

Sales and marketing expenses.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Sales and marketing expenses	$4,586	$4,107	12%
Percentage of total revenues	26.8%	27.3%

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials and customer conferences and related information technology and facilities costs. The increase in sales and marketing expenses during the three months ended August 31, 2003 over the three months ended August 31, 2002 in absolute dollars was primarily due to an increase of $0.4 million in employee related costs. The decrease as a percentage of our total revenues was due to the increase in total revenues during the three months ended August 31, 2003 over the three months ended August 31, 2002. We expect sales and marketing expenses to fluctuate in response to market conditions, economic trends, and the cost and timing of future PalmSource developer conferences.

General and administrative expenses.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
General and administrative expenses	$3,732	$2,696	38%
Percentage of total revenues	21.8%	17.9%

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. The increases in general and administrative expenses during the three months ended August 31, 2003 over the three months ended August 31, 2002 in absolute dollars and as a percentage of total revenues were primarily due to an increase of $0.9 million in employee related costs. We expect general and administrative expenses to increase as we establish our own, separate administrative functions and negotiate new or revised agreements with various third parties as a separate, stand-alone company. These cost increases include additional expenses such as directors and officers insurance. In addition, we will not enjoy the benefits of economies of scale that were previously available to us as part of Palm.

Amortization of intangibles.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Amortization of intangibles	$98	$105	(7)%
Percentage of total revenues	0.6%	0.7%

Amortization of intangibles. Amortization of intangibles consisting of amortization related to our acquisitions. We expect amortization of intangibles to decrease as less than $0.1 million remains to be amortized from prior acquisitions through the second quarter of 2004.

Separation costs.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Separation costs	$1,025	$483	112%
Percentage of total revenues	6.0%	3.2%

Separation costs. Separation costs are generally consulting and professional fees related to separating our business from Palm. Separation costs primarily consisted of costs related to the establishment of PalmSource as a separate independent company. We expect to continue to incur separation costs related to our separation from Palm through the second quarter of fiscal year 2004 until the distribution becomes effective upon shareholder vote, which is expected to occur on October 28, 2003.

Interest expense.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Interest expense	$(127)	$(120)	6%
Percentage of total revenues	(0.7)%	(0.8)%

The interest expense in both periods represents interest on our $20.0 million 2.48% note payable to Palm. We expect interest expense to increase after the distribution of PalmSource common stock by Palm to Palm’s stockholders due to the interest on the $15.0 million 5% convertible subordinated note payable to Texas Instruments that we intend to issue following the distribution of our common stock by Palm to Palm’s stockholders (see section titled “ – Liquidity and Capital Resources – The Convertible Note” for further discussions of the 5% convertible subordinated note), partially offset by the elimination of the note payable to Palm that bears interest at 2.48% as the note will be contributed to our capital by Palm immediately preceding the distribution of PalmSource common stock by Palm to Palm’s stockholders.

Interest and other income (expense), net.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Interest and other income (expense), net	$81	$(3,575)	(102)%
Percentage of total revenues	0.4%	(23.7)%

The change in other income (expense) in the three months ended August 31, 2003 compared to the three months ended August 31, 2002 was primarily due to a $3.2 million charge to write-down an investment in private equity security, which had been carried at cost and for which we determined the decline in value of our entire investment to $0.8 million to be other than temporary during the three months ended August 31, 2002. In addition, $0.4 million was paid to Palm for expenses relating to a $50.0 million bond posted by Palm pending resolution of the Xerox litigation that was released in April 2003. We expect other income (expense) to fluctuate in future periods due to changes in interest rates and foreign exchange fluctuations.

Income tax provision.

(Amounts in thousands)	Three Months Ended August 31,		Percent Change
	2003	2002
Income tax provision	$657	$783	(16)%
Percentage of total revenues	3.8%	5.2%

We incurred net operating losses for both three-month periods in fiscal year 2003 and 2002, and as a result, we did not record a benefit for temporary differences and maintained a full valuation allowance. The income tax provision for both three month-periods in fiscal year 2003 and 2002 was primarily due to foreign withholding taxes.

Liquidity and Capital Resources

Cash Flows

At August 31, 2003, we had cash and cash equivalents of $39.1 million, representing an increase of $1.7 million from May 31, 2003. Net cash provided by operating activities was $1.8 million for the three months ended August 31, 2003, and net cash used for operating activities was $2.3 million for the three months ended August 31, 2002. The increase cash flow from operating activities from the from the three months ended August 31, 2003 to the three months ended August 31, 2002, was primarily due to a transaction with PalmGear during the first quarter of fiscal year 2004. We received net proceeds in the three-month period ended August 31, 2003 of $3.3 million under our arrangement with PalmGear that are classified as deferred revenue and are to be recognized ratably over the three-year term of the arrangement. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront initial license fees. If we are unable to obtain significant upfront fees or increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future.

Net cash used for investing activities was $0.1 million for the three months ended August 31, 2003 and net cash provided by investing activities were $1.7 million for the three months ended August 31, 2002. We have historically used cash for acquisitions of businesses with complementary technologies and for the purchase of property, plant and equipment. We anticipate capital expenditures for property, plant and equipment to be approximately $1.5 million for the remainder of fiscal year 2004. We may use cash resources to pursue strategic acquisitions or investments in other companies that provide products and services that are complementary to ours.

Net cash used for financing activities was $0.3 million for the three months ended August 31, 2003 and $1.8 million for the three months ended August 31, 2002. Historically Palm has been our principal source of cash from financing activities. Upon our incorporation in December 2001, Palm provided a $20.0 million long-term note to us to fund our working capital requirements. Immediately prior to the distribution of our common stock by Palm to Palm’s stockholders, Palm will contribute the $20.0 million note payable to us as a capital contribution. Since our incorporation, Palm has made additional net capital contributions in cash of $28.2 million. An additional $6.0 million in cash will be contributed to us as capital by Palm following the distribution of our common stock by Palm to Palm stockholders. In addition, in connection with our separation from Palm, Palm and Texas Instruments have agreed that Palm’s existing $50.0 million, 5% convertible, subordinated note payable to Texas Instruments will be divided into and replaced by two notes, one of which we intend to issue in the principal amount of $15.0 million following the distribution by Palm of the shares of our common stock held by Palm to Palm stockholders. The PalmSource note will be convertible only into PalmSource common stock. If we issue a note to Texas Instruments for less than $15.0 million, we will issue a note to Palm for the difference between $15.0 million and the actual principal amount of the note issued by us to Texas Instruments. See the section titled “—The Convertible Note” below for a more detailed description of the note. Palm will no longer be a source of financing to us subsequent to the distribution. In October 2002, we received an investment of $20.0 million from Sony Corporation for 3,333,333 shares of our Series A preferred stock at a purchase price of $6.00 per share, which will convert into 666,666 shares of our common stock upon the distribution of our common stock by Palm to Palm stockholders (taking into account the one-for-five reverse stock split). The shares of preferred stock automatically convert into shares of our common stock immediately prior to the distribution of our common stock by Palm to Palm’s stockholders.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that the cash funding we received from Palm and Sony and will receive from Palm, together with cash generated from operations will be sufficient to satisfy our working capital, capital expenditures and operating expense requirements for the next 12 months. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure you that financing, if needed, will be available on favorable terms, if at all. Any equity financing will dilute the ownership interests of our stockholders, and any debt financing may contain restrictive covenants.

The Convertible Note

In December 2001, Palm issued a $50 million 5% convertible subordinated note due 2006, or the existing Palm note, to Texas Instruments. The existing Palm note has a conversion price of $92.6316 per Palm share or a conversion rate of 10.79545 Palm shares per $1,000 of principal amount (in each case, after giving effect to Palm’s one for twenty reverse stock split, which was effective October 15, 2002). If the trading price per share of Palm’s stock were to increase to above $92.63 and the existing Palm note were to be converted in full, it would convert into approximately 1.7% of the outstanding Palm common stock.

In connection with the distribution of our common stock by Palm to Palm’s stockholders, Palm and Texas Instruments have agreed that the existing Palm note will be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by PalmSource, or the PalmSource note. The PalmSource note will be issued in the principal amount of $15.0 million. The PalmSource note will be convertible only into PalmSource common stock. The conversion price of the PalmSource note will be set according to a formula agreed to by Palm and Texas Instruments.

•	The PalmSource note conversion price formula is a two-step process. First, the formula determines the initial conversion price for the PalmSource note based on the difference between the average closing price for Palm common stock for the five trading days before the PalmSource distribution and the average closing price for Palm common stock for the five trading days after the PalmSource distribution. The second step of the formula provides that at a minimum, the PalmSource note conversion price will be 115% of the volume weighted average PalmSource stock price on its first trading day, or the first day PalmSource trading price, and that at a maximum, the PalmSource note conversion price will be 400% of the first day PalmSource trading price.

o	The PalmSource Formula is as follows:

Step1:

Initial Conversion Price	= (Palm PPS Prior – Palm PPS Post)	x	(1 –	(Palm PPS Prior-92.6316) Palm PPS Prior	)	÷	Distribution Ratio

	Palm PPS Prior	= the average of the Palm closing prices per share for the five trading days immediately prior to the PalmSource distribution.

	Palm PPS Post	= the average of the Palm closing prices per share for the five trading days immediately after the PalmSource distribution.

Distribution Ratio	=	10 million shares of PalmSource common stock held by Palm Number of shares of Palm common stock outstanding as of the distribution date	=	0.32 (as of September 23, 2003)

Step2:

Application of collar to initial conversion price:

•	If the initial conversion price determined in the first step is less than 115% of the first day PalmSource trading price, the conversion price will be equal to 115% of the first day PalmSource trading price.

•	If the initial conversion price determined in the first step is greater than 400% of the first day PalmSource trading price, the conversion price will be equal to 400% of the first day PalmSource trading price.

•	If the initial conversion price determined in the first step is greater than 115% of the first day PalmSource trading price but less than 400% of the first day PalmSource trading price, the conversion price will be the initial conversion price determined in the first step of the formula.

The number of shares of PalmSource common stock into which the PalmSource note is convertible will be determined by dividing the $15 million principal amount of the PalmSource note by the conversion price as determined by the two-step formula.

If after the PalmSource distribution the trading price of PalmSource common stock increases to be higher than the conversion price of the PalmSource note, it is likely that the PalmSource note will be converted, resulting in dilution to PalmSource stockholders’ interest in PalmSource. If the decline in the stock price of Palm after the PalmSource distribution compared to the stock price of Palm before the PalmSource distribution is very small and the actual first day PalmSource trading price is very low, the dilution to the PalmSource stockholders’ interest could be substantial. This description of the formula to determine the conversion prices and conversion rates of the new Palm note and the PalmSource note are qualified in their entirety by the 5% convertible subordinated note due 2006 issued by Palm to Texas Instruments, which is incorporated by reference to Palm’s registration statement on Form S-4.

Examples:

The following example demonstrates the effect of a decrease in Palm’s stock price after the PalmSource distribution in which the 400% maximum conversion price applies:

•	the average closing price for the Palm common stock for the five consecutive trading days immediately preceding the distribution date is $21.19 per share (representing a Palm market capitalization of approximately $670 million), which represents the actual five day average for Palm common stock as of September 19, 2003;

•	the average closing price for the Palm common stock for the five consecutive trading days immediately following the distribution date is $13.78 per share (representing a Palm market capitalization of approximately $435 million before taking into account the market value of the shares issued to Handspring in the merger), which represents the imputed value of Palm based on Handspring’s trading price as of September 19, 2003;

•	the volume weighted average price for the PalmSource common stock for the trading day immediately following the distribution date is $23.16 per share (representing a PalmSource market capitalization of approximately $269 million), which represents the difference between the Palm five day average as of September 19, 2003 and the imputed valued of Palm as of September 19, 2003, divided by the current distribution ratio of 0.32; and

•	a holder of one share of Palm common stock is entitled to receive 0.32 of a share of PalmSource common stock pursuant to the PalmSource distribution.

Based on these assumptions, the PalmSource note would have a conversion price equal to $92.64 (the 400% maximum conversion price discussed above), representing a conversion premium of 300% to the $23.16 price per share of the PalmSource common stock. The PalmSource note would convert into 161,917 shares of common stock of PalmSource, which would represent approximately 1.4% dilution to the PalmSource stockholders. However, the PalmSource note would likely only be converted if the trading price of our common stock were to increase to at least $92.64.

The following example demonstrates the effect of a small decrease in Palm’s stock price after the PalmSource distribution, in which the 115% minimum conversion price applies:

•	the average closing price for the Palm common stock for the five consecutive trading days immediately preceding the distribution date is $21.19 per share (representing a Palm market capitalization of approximately $670 million), which represents the actual Palm five day average for Palm common stock as of September 19, 2003;

•	the average closing price for the Palm common stock for the five consecutive trading days immediately following the distribution date is $20.45 per share (representing a Palm market capitalization of approximately $646 million before taking into account the market value of the shares issued to Handspring in the merger);

•	the volume weighted average price for the PalmSource common stock immediately following the distribution date is $10.00 per share (representing a PalmSource market capitalization of approximately $116 million); and

•	a holder of one share of Palm common stock is entitled to receive 0.32 of a share of PalmSource common stock pursuant to the PalmSource distribution.

Based on these assumptions, the PalmSource note would have a conversion price equal to $11.50 (due to the 115% minimum conversion price discussed above), representing a conversion premium of 15% to the $10.00 price per share of the PalmSource common stock. The PalmSource note would convert into 1,304,347 shares of common stock of PalmSource, which would represent approximately 10.1% dilution to the PalmSource stockholders. However, the PalmSource note would likely only be converted if the trading price of our common stock were to increase to at least $11.50.

If the decline in value in Palm common stock after the distribution date compared to Palm before the distribution date under the above calculations were less than the above examples, and especially if the PalmSource price per share were lower than $10.00, then dilution to PalmSource stockholders would be greater. If such variances are substantial, then the dilution to PalmSource stockholders would be substantial.

Commitments

Future payments under contractual obligations and other commercial commitments, as of August 31, 2003, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Long-term debt (1)	$20.0	$—	$20.0	$—	$—
Operating leases	2.9	1.9	1.0
Third party royalty commitments	6.4	1.5	3.8	0.9	0.2

Total contractual obligations	$29.3	$3.4	$24.8	$0.9	$0.2

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Over 5 Years
Indemnifications	$—	$—	$—	$—	$—
Guarantees	$2.0	$2.0	$—	$—	$—

(1) This $20 million note payable to Palm will be contributed to us upon consummation of the distribution of our common stock by Palm to Palm’s stockholders.

Our facility leases are under non-cancelable lease agreements. Our leases expire at various dates through September 2005.

In June 2002, we entered into two royalty agreements with third-party vendors for certain licensed technology, which include minimum commitments. Future minimum commitments under these agreements are $1.0 million for the remaining nine months of fiscal year 2004, $2.0 million in fiscal year 2005, $2.2 million in fiscal year 2006, $0.5 million in fiscal year 2007, $0.4 million in fiscal year 2008, and $0.3 million in fiscal year 2009.

In July 2002, Palm engaged Morgan Stanley to provide it with advice and assistance in connection with a possible separation transaction of PalmSource. In accordance with the amended and restated separation agreements, PalmSource is required to pay fees due to Morgan Stanley in connection with this engagement. Such fees are subject to adjustment based on the market value of PalmSource’s common stock at the date of separation and are estimated at approximately $3.4 million, of which $3.1 million is the remaining payable amount payable upon completion of the distribution of PalmSource common stock by Palm to Palm’s stockholders.

In August 2002, Palm engaged Needham & Company, Inc. to provide it with advice and assistance in connection with a possible separation transaction of PalmSource. In accordance with the amended and restated separation agreements, PalmSource is required to pay fees due to Needham and Company, Inc. in connection with this engagement. The fees payable to Needham & Company, Inc. in connection with this engagement are $0.4 million, of which $0.3 million is the remaining amount payable upon completion of the distribution of PalmSource common stock by Palm to Palm’s stockholders.

In addition, we have certain payments due to Palm under the business services and other agreements that we have entered into with Palm. The tax sharing agreement requires us to indemnify Palm for, among other matters, any tax liability incurred by Palm on account of the distribution of our common stock by Palm to Palm’s stockholders (See Note 7 to the Condensed Consolidated Financial Statements).

Under the indemnification of our standard software license agreements, we agree to defend the licensee against third party claims asserting infringement by our products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee.

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our directors and officers are currently covered under Palm’s director and officer insurance policy that limits our exposure. Following the distribution of our common stock by Palm to Palm’s stockholders, we will need to obtain directors and officers liability insurance and it may be more expensive than our allocated portion of Palm’s director and officer insurance policy.

As part of our separation agreements with Palm, Palm has agreed to indemnify us for damages that we may incur due to the Xerox litigation. We believe that there are adequate defenses to the claims made by Xerox and Palm intends to continue to defend itself vigorously. However, we cannot assure you that Palm will be successful. If Palm is not successful in the litigation, Xerox might again seek an injunction from the court preventing us from licensing Palm OS with Graffiti handwriting recognition software. As a result and if Palm is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. The pending litigation may also result in other indirect costs and expenses. Accordingly, if Xerox is successful in its claims against Palm and Palm is unable to or does not indemnify us for these claims, our business, results of operations and financial condition would be significantly harmed.

In September 2001, David Nagel, our President and Chief Executive Officer, received two restricted stock grants in the aggregate of 7,500 shares of Palm common stock under a two-year vesting schedule subject to vesting restrictions and a guarantee, which we assumed from Palm, that the fair market value of the related 7,500 shares of

Palm common stock would be $2.0 million at September 2003. The guaranteed amount was recorded ratably over the vesting period. Under the term of Mr. Nagel’s employment agreement, a cash payment was made on September 15, 2003 for approximately $1.9 million, the difference between $2.0 million and the fair market value of the 7,500 shares of Palm common stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

You should carefully consider the risks described below and the other information in this quarterly report. Our business, results of operations or financial condition could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

Risks Relating to Our Business

We have a history of losses, negative cash flows and limited cash resources, and we may never achieve or sustain profitability or positive cash flows.

We have not been profitable during any of the periods for which we have prepared historical financial statements. During the quarters ended August 31, 2003 and 2002, we had net losses of approximately $3.8 million and $10.8 million, respectively, on revenues of $17.1 million and $15.1 million, respectively. Cash provided for operations for the quarter ended August 31, 2003 was $2.2 million and cash used for operations for the quarter ended August 31, 2002 was $2.3 million. Historically, we have used cash from operating activities due to our net losses. If we incur negative cash flow from operations, our tangible assets may be less than our total liabilities, resulting in a negative tangible net worth. We have historically received upfront, initial license fees, which have partially funded our net losses. We have historically used cash for operations and may not achieve positive cash flow in the future.

We may incur losses and negative cash flows for the foreseeable future, particularly if revenue does not increase substantially, expenses increase faster than our revenues, we are unable to continue to obtain significant upfront license fees or we make unanticipated capital expenditures. Our ability to increase revenue and achieve and sustain profitability will also be affected by other risks and uncertainties described in this report. If we do not increase revenue substantially or cannot raise additional capital, which may not be available on reasonable terms, if at all, we may not be able to fund operations in the future. Furthermore, because we may have a negative tangible net worth, we may not be able to liquidate sufficient assets to pay our liabilities if we are unable to fund operations in the future.

In connection with our separation from Palm, Palm has agreed to indemnify us for damages incurred due to certain litigation with Xerox; if Palm is unsuccessful in the litigation and is unable to or does not indemnify us, our business, results of operations and financial condition would be significantly harmed, our licensees may not be able to ship product with Graffiti handwriting recognition software and we may be put out of business.

Palm is engaged in a civil action brought by Xerox Corporation in 1997 relating to the Graffiti handwriting recognition system used in handheld computers using Palm OS. The complaint by Xerox alleged willful infringement of U.S. Patent No. 5,596,656, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. As part of our separation agreements with Palm, Palm has agreed to indemnify us for damages that we may incur due to the Xerox litigation. We believe that there are adequate defenses to the claims made by Xerox and Palm intends to continue to defend itself vigorously. However, we cannot assure you that Palm will be successful. If Palm is not successful in the litigation, Xerox might seek an injunction from the court preventing us from licensing Palm OS with Graffiti handwriting recognition software or preventing our licensees from offering products with Graffiti handwriting recognition software. If Palm is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. The pending litigation may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer and licensee relationships and substantial declines in our stock price. Accordingly, if Xerox is successful in its claims against Palm and Palm does not or is unable to indemnify us for these claims, our business, results of operations and financial condition could be significantly harmed and we may be rendered insolvent.

Our operating results may fluctuate.

Our operating results are difficult to predict. We do not have a long history of operations and our operating results have fluctuated significantly. Factors that may cause fluctuations in our operating results, in addition to those disclosed elsewhere in this section titled “Cautionary Factors That May Affect Future Results,” include the following:

•	changes in consumer and enterprise spending levels, which may fail to meet our expectations;

•	a shifting mix in the balance between license fees derived from up-front royalty payments, license fees calculated as a percentage of revenue derived from Palm Powered products and license fees based on fixed dollar amounts per unit sold;

•	changes in general economic conditions and specific market conditions that may impact demand for our products and services;

•	seasonality of demand for products and services based on our operating system that may cause our revenues to fluctuate on a quarter over quarter basis; and

•	changes in licensing fees due to third parties for technologies incorporated in our Palm OS platform.

Because our revenue fluctuates and is difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Any of these factors, or any of the factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition.

We currently derive our revenue from a small number of licensees of Palm OS, and the failure of one or more of them could significantly harm our future business prospects.

We currently derive our revenue from a small number of licensees of Palm OS. Revenue from Palm was $7.7 million, or 51.1% of total revenues for the quarter ended August 31, 2002 and $8.3 million, or 48.5% of total revenues, for the quarter ended August 31, 2003. Revenue from Sony was $2.6 million, or 17.6% of total revenues, for the quarter ended August 31, 2002 and $2.2 million, or 12.7% of total revenues, for the quarter ended August 31, 2003. Revenue from Handspring was $1.7 million, or 11.1% of total revenues, for the quarter ended August 31, 2002 and $1.6 million, or 9.1% of total revenues, for the quarter ended August 31, 2003. Although we have recently expanded our number of licensees, many of these new licensees have yet to introduce products on the market or sell significant numbers of units based on Palm OS. Additionally, the combination of Palm and Handspring will increase the concentration of our customers. We expect that Palm and Sony will continue to account for a substantial portion of our revenue for the foreseeable future. If revenues from either Palm or Sony do not grow as we anticipate, if either of them decide to not incorporate Palm OS into their future products, or if Palm experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will have to significantly reduce our expenses or increase our revenue from other sources in order to stay in business. The term of our license agreement with Palm will expire in December 2006, our license arrangement with Sony will expire in October 2012 and our license agreement with Handspring will be terminated following the Handspring merger. Once these license arrangements expire, we may not be able to renegotiate them on favorable terms, if at all. Nothing restricts these licensees from competing with us or offering products based on competing operating systems and these licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. If we do not continue to generate significant revenue from Palm or Sony or if we are unable to generate an increased percentage of our revenues from other licensees, our business, results of operations and financial condition will be significantly harmed.

We will not be able to rely on Palm to fund our future capital requirements as we have in the past, and financing from other sources may not be available on favorable terms or at all.

In the past, most of our capital needs have been satisfied by Palm. In connection with the separation of the Palm and PalmSource businesses, Palm issued to us an intercompany loan of $20.0 million, which will be contributed to us as a capital contribution immediately prior to the distribution of our common stock by Palm to Palm’s stockholders, and since our incorporation, Palm has made additional net cash capital contributions to us in cash of $28.2 million, consisting of capital contributions of $31.1 million in fiscal year 2002 reduced by a capital distribution of $2.9 million during fiscal year 2003. An additional $6.0 million will be contributed to us as a capital contribution by Palm upon the distribution. However, following the distribution of our common stock by Palm to Palm’s stockholders, Palm will no longer provide funds to finance our working capital or other cash requirements.

We believe that our capital requirements will vary greatly from quarter to quarter, depending on, among other things, fluctuations in our operating results, financing activities, acquisitions and investments. We may require, or choose to obtain, additional debt or equity financing in order to finance acquisitions or other investments in our business. We may also require additional financing if our operating and working capital requirements vary materially from those currently planned. Future equity financings would be dilutive to the ownership interests of existing holders of our common stock. Future debt financings could involve restrictive covenants. We will likely not be able to obtain financing with interest rates as favorable as those that we have historically incurred under our note payable to Palm or that Palm could obtain, or we may not be able to obtain financing at all. If we require additional financing and are not able to obtain it under reasonable terms or at all, we may be required to significantly reduce costs, which could reduce our ability to develop new products, respond to new opportunities or compete in the marketplace. If we cannot sufficiently reduce costs, we may not be able to finance future operations or service our debt obligations.

The success of Palm Powered products on which we depend for revenue is dependent on the development, sales and marketing efforts of our licensees.

Our ability to increase revenue is largely dependent on the development, sales and marketing efforts of our licensees. If one or more of our licensees fails to develop or sustain sales of Palm Powered products, we could lose a significant portion of our revenue. We are subject to many risks beyond our control that influence the success or failure of a particular licensee, including, but not limited to:

•	competition faced by the licensee in its particular industry;

•	the ability of our licensees to sell into wireless carriers;

•	market acceptance of the licensee’s products in the face of shifting consumer and enterprise preferences;

•	the engineering, sales and marketing and management capabilities of the licensee;

•	technical challenges unrelated to our technology that are faced by the licensee in developing its products; and

•	the financial and other resources of the licensee.

If our licensees do not successfully develop, market and sell Palm Powered products our revenue and profitability will suffer and our operating results may fluctuate.

We believe that the market for personal digital assistants, or PDAs, our traditional strength, may be maturing. If we are unable to successfully penetrate new device markets or new markets do not develop as anticipated, our business will not grow as expected and our revenues will suffer.

We believe the market for PDAs, our traditional strength, may be maturing. As a result, we anticipate that our future revenue growth will come from other mobile information devices, in particular smartphones that incorporate Palm OS. The smartphone operating system market, in particular, is highly competitive, with Microsoft and Symbian devoting significant resources to compete with us. If we are unsuccessful in penetrating the markets for these other devices or these markets do not develop as anticipated, our business will not grow as expected and our revenues will suffer. To compete in the smartphone and other new markets and as we continue to expand our product offering to penetrate new markets and industries, we expect to enhance Palm OS by licensing additional technologies from third-party vendors. However, we cannot assure you that we will be able to negotiate favorable terms on these third-party royalty contracts or that we will be able to generate sufficient royalty revenue to offset added costs associated with these contracts. If we are unable to do so, our cost of license revenue and gross margins could be materially impacted, which would adversely affect our business, results of operations and financial condition.

We depend on wireless carriers for the success of our platform software intended for smartphones.

The acceptance of smartphones by the market is highly dependent upon the qualification and adoption procedures of wireless carriers. Wireless carriers are relatively few in number and their qualification and adoption procedures are stringent. We have limited experience in developing platform software intended for use in smartphones that comply with such procedures. We cannot assure you that we will be successful in developing platform software to enable our licensees’ products to meet such qualification and adoption procedures or that wireless carriers will accept or promote the success of our licensees’ products. If our licensees’ products do not comply with wireless carriers’ qualification and adoption procedures or if wireless carriers do not promote the success of our licensees’ products, our business will not grow as expected and our revenues will suffer.

Our sales cycle is lengthy and we cannot accurately predict when we will recognize revenue from a particular licensee, if at all, or whether a particular licensee will ultimately market products incorporating Palm OS.

Accurate prediction of revenues from new licensees is difficult because the development of a business relationship with a potential licensee can be a lengthy process, spanning three to 12 months. The fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement are difficult to predict. In addition, the process of persuading licensees to adopt our technology can be lengthy and, even if adopted, we cannot assure you that our technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. Once we enter into a license agreement, it often takes four to 18 months for our licensees to develop commercially available products, if at all, on which we can begin to recognize license revenue. If we invest management and engineering resources in a licensee but the licensee’s product is ultimately not introduced to market or is not well received, we may not be able to offset the lost revenue opportunity in a given quarter, if at all, and our operating results may fluctuate.

If we, and our licensees that incorporate Palm OS, fail to develop and introduce new products and services timely and successfully, we will not be able to compete effectively, our operating results may fluctuate and our ability to generate revenues will suffer.

We operate in a highly competitive environment characterized by rapid technological changes, frequent new product and service introductions, evolving industry standards, and changing customer demands. The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Our future success depends on our ability to develop and introduce new products and services in the mobile information device market that our customers and end users choose to buy. The development of new products and services based on Palm OS is largely dependent on the efforts of our licensees and third-party developers.

We have made, and we intend to continue to make, significant investments in research and development. However, if we or our licensees or third-party developers fail to anticipate our customers’ and end users’ needs and technological trends accurately and are unsuccessful at developing and introducing appealing new products and services on a cost-effective and timely basis with acceptable prices and terms, we would not be able to compete effectively, our operating results may fluctuate and our ability to generate revenues would suffer.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, decreased customer demand, reduced margins and loss of market share, which would seriously harm our business, financial condition and results of operations.

We compete in the operating system software and services markets. The markets for these products and services are highly competitive, and we expect competition to increase in the future. We compete primarily with Microsoft and Symbian. Microsoft has substantially more resources than we do and Symbian, which is supported by companies such as Nokia and Sony Ericsson, has a significant portion of the worldwide smartphone market that we believe is important to our future success. Additionally, there are proprietary operating systems; open source operating systems, such as Linux; and other software technologies, such as Java or Research In Motion’s licensed technology, which could be integrated into devices that compete with Palm Powered devices. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products and services and the third-party developer community.

Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing platforms, could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products and services obsolete. To remain competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to remain competitive. Increased competition could result in price reductions, decreased license and royalty revenues, decreased customer demand, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, results of operations and financial condition and cause our operating results to fluctuate.

If Palm Powered devices do not effectively interoperate with software running on desktop and network servers, the attractiveness and use of Palm OS could be adversely affected.

Palm Powered devices depend upon effective interoperability with software running on personal computers and network servers in order to acquire and back-up information. Interoperability with this information can be affected by the design of the personal or network server operating environments, the device which incorporates Palm OS or Palm OS itself. If the desktop or network server interoperability of Palm OS devices is compromised in any way, the attractiveness and use of Palm OS could be adversely affected. As a result, our business, results of operations and financial condition would be seriously harmed.

Our Palm OS platform and other software products may contain errors or defects, which could result in the rejection of our products and services and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

Our Palm OS platform is complex and must meet stringent manufacturer and user requirements. We must develop our software products and services quickly to keep pace with the rapidly changing mobile information device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, particularly when first introduced or when new models or versions are released. Palm OS may not be free from errors or defects after commercial shipments by our licensees have begun, which could result in the rejection of products and services based on Palm OS, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims, which could harm our business, results of operations and financial condition.

Third parties have claimed and may claim in the future that our products infringe their intellectual property; if these claims are successful, we could suffer significant litigation or licensing expenses or be prevented from licensing Palm OS to our licensees who sell Palm Powered products.

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, Xerox and Palm are in litigation relating to the Graffiti handwriting recognition system used in handheld computers using Palm OS. We may be added to the complaint by Xerox following the PalmSource distribution. We evaluate the validity and applicability of third party intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we, Palm OS licensees or end users of Palm Powered products are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all, and the obligations under such agreements could result in substantial expenses. If we are unable to enter into royalty or license agreements, our business may be harmed. In addition, a licensee’s or developer’s development, marketing or sales of our products could be severely disrupted or shut down as a result of litigation or claims of infringement, which could adversely affect our business, results of operations and financial condition. We also may be subject to significant monetary damages or court-ordered injunctions that restrict or prevent the development and sale of our products. Any or all of these factors could have a material adverse effect on our business, results of operations and financial condition.

If third parties infringe our intellectual property or if we are unable to secure and protect our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology and intellectual property rights. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. Our intellectual property, particularly our patents, may not provide us a significant competitive advantage. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our business and results of operations.

Our pending patent and trademark applications for registration may not be allowed, or others may challenge the validity or scope of our patents or trademarks, including our patent or trademark applications or registrations. Even if patents or trademark registrations are issued and maintained, these patents or trademarks may not be of adequate scope or benefit to us or may be held invalid and unenforceable against third parties.

We may be required to spend significant resources to monitor and police our intellectual property rights. Policing the unauthorized use of our products or intellectual property is difficult and expensive litigation may be necessary in the future to enforce our intellectual property rights. Intellectual property litigation is not only expensive, but time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. Despite our efforts, we may not be able to detect infringement and may lose competitive position in the market before we detect the infringement. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

In the past, there have been thefts of computer equipment from us and our employees. This computer equipment has contained proprietary information and intellectual property. We have formulated a security plan to reduce the risk of any future thefts and have cooperated with law enforcement officials in an investigation of past incidents. We also generally enter into confidentiality agreements with our employees and with our licensees and our developers. We may not be successful in preventing future thefts, or in preventing those responsible for past thefts from using our technology to produce competing products. The unauthorized use of our technology by competitors could have a material adverse effect on our ability to sell our products.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, among other things, and we cannot assure you that we will be successful in enforcement of, or defending ourselves against, intellectual property claims. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Use by others of our proprietary rights could materially harm our business.

We currently intend to expand our international presence in countries that may not protect our intellectual property rights to the same extent as the laws of the United States, and this may increase the risk of third party infringement of our intellectual property.

As part of our business strategy, we intend to expand our international presence by targeting countries with large populations and propensities for adopting new technologies. However, many of these targeted countries do not prevent misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property that infringe. Effective copyright, trademark and trade secret protections may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which our technology is licensed, or may in the near future be licensed, may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing on our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions and negatively impact our business.

If we are unable to obtain key technology from third parties on a timely basis that is free from errors or defects or we are required to develop such technology ourselves, we may have to cancel or delay the release of certain features in our Palm OS platform and product shipments or incur increased costs.

We license third-party software for use in the Palm OS platform as well as to provide software development tools to enable applications to be written for our Palm OS platform. In addition to third-party licensed software, we may enter into joint development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for our Palm OS platform that we will then own and may later incorporate into new releases of the Palm OS platform. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner or contains errors or defects that are not discovered and fixed prior to release of our products and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed or our offering of features could be reduced, which could adversely affect our business or results of operations. Furthermore, a third-party developer or joint developer may improperly use or disclose the software, which could adversely affect our competitive position. In addition, because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available. If we are unable to offer technology that our licensees need to build successful Palm Powered products, which we obtain by licensing the technology from third parties or developing it internally, then our business may suffer.

For example, we recently modified the Graffiti handwriting recognition system in Palm OS, which now includes a subcomponent of the Jot technology we license from Communication Intelligence Corporation, or CIC. If the technology components we license from CIC contain errors or defects or cannot be seamlessly integrated into the products of our licensees, our licensees’ ability to market their products may be delayed or canceled. Further, should we be required to license the Jot technology after expiration or termination of the Jot license or if the Jot technology were to no longer be available for any other reason such as a bankruptcy of CIC, we may be unable to renegotiate the license on favorable terms or obtain alternative technology from another third party, which may require us to license other third-party solutions or develop aspects of the functionality ourselves. Any of these events may result in higher licensing costs to us and delay the shipment of products based on Palm OS, which could adversely affect our business, results of operations and financial condition.

Products incorporating our Palm OS technology that are marketed by our licensees or other strategic partners may contain errors or defects, which could result in the rejection of our products and services and damage to our brand, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

We cannot fully control the business and quality control standards of our licensees, many of whom are device manufacturers, and we are unable to completely monitor the distribution to end users of products containing our technology. We cannot assure you that the products and services provided by our licensees are free from errors or defects. If products incorporating Palm OS contain errors or defects, it could result in the rejection of our products and services by users, damage to our reputation, lost revenues and diverted development resources, which could adversely affect our business and results of operations. The presence of errors or defects in Palm Powered devices could also result in increased customer service and support costs and warranty claims and could subject us or our licensees to product liability claims, any of which could harm our business, results of operations and financial condition.

If we do not continue to support our third-party developer community or provide attractive incentives to encourage application development, these developers could limit the number and variety of new Palm OS applications, which could affect our competitive advantage, lower the value of our products to end users and affect our licensees’ ability to market our products and services.

The proliferation of applications that run on Palm Powered devices has largely been attributable to our extensive third-party developer community, which we continue to rely on for future application development. More than 275,000 developers have registered to use Palm OS developer tools to create software applications for our platform. According to PalmGear.com, an on-line provider of handheld applications, there are currently more than 19,000 applications available for Palm Powered devices. We must continue to provide support for these developers and provide attractive incentives to encourage future Palm OS application development. We do not have the resources to provide cash incentives to our developers, as some of our competitors do. If we are unable to retain our existing developer community and attract additional third-party developers, the availability of new software applications may be adversely affected, which could affect our competitive advantage, lower the value of our Palm Powered products to end users and affect our licensees’ ability to market our products and services, cause our operating results to fluctuate and adversely affect our business, results of operations and financial condition.

Our operating results may suffer if we do not grow our services business as anticipated.

We believe that our future business prospects depend in part on our ability to generate service revenues from our licensees. We currently do not generate significant service revenues and may not be able to in the future. Our service offerings will have to achieve market acceptance and meet an expanding range of customer requirements in order to be successful. If we are not able to meet these requirements and grow our service revenues, our operating results may be harmed.

The loss of some of our key personnel could negatively impact our business.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success depends on our retention of one or more of these key employees, such as David Nagel, our President and Chief Executive Officer, or one or more of our key executives. None of our key technical or senior management personnel are bound by employment or non-competition agreements, and, as a result, any of these employees could leave with little or no prior notice. We may not be able to provide our key technical and senior management personnel with adequate incentives to remain employed by us. The loss of any of them could negatively impact our business, results of operations and financial condition.

Our success largely depends on our ability to hire, retain, integrate and motivate qualified personnel.

Our future success depends on our ability to attract and retain highly skilled executive, technical, sales, marketing, and administrative personnel. If we fail to retain and hire an adequate number of these employees, we will not be able to maintain and expand our business. Our success also depends on our ability to expand, integrate and retain our management team. In spite of the current economic slowdown, recruiting and retaining skilled personnel, including software engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees.

In recent quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our current and anticipated revenue base. These reductions have resulted in reallocations of employee duties, which could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products and services in a timely fashion and negatively affect our business. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business objectives.

We may not be able to successfully manage the growth and expansion of our business, which could have a material adverse effect on our business, results of operations and financial condition.

We plan to increase our scope of operations domestically and internationally. We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our technology and to remain competitive. In addition, the rapid rate of hiring new employees, including several key employees, could be disruptive and could adversely affect the efficiency of our research and development process. The rate of our future expansion, if any, in combination with the complexity of the technology involved in our licensing business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees. Additionally, we may be required to reorganize our managerial structure in order to more effectively respond to the needs of customers and other potential strategic partners. Given the small pool of potential licensees, the adverse effect resulting from a lack of effective management in any of these areas could be magnified. Inability to manage the expansion of our business could have a material adverse effect on our business, results of operations and financial condition.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. Accordingly, our future results could be harmed by a variety of factors related to our international operations, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	tariffs, trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in foreign government regulation, tax laws and regulatory requirements;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	changes in diplomatic and trade relationships; and

•	less effective protection of intellectual property.

We are subject to changes in demand for our products and services resulting from exchange rate fluctuations. If exchange rate fluctuations occur, our business could be harmed by decreases in demand for our products and services or reductions in gross margins. Historically, we have not used derivative instruments to hedge foreign exchange rate risk. However, we may use derivative, or similar, instruments to hedge foreign exchange rate risk in the future. Our licensees are subject to many of the risks described above with respect to companies that are located in different countries, particularly manufacturers located in Asia Pacific and elsewhere. We cannot assure you that one or more of the risks associated with international licenses of our technology will not have a direct or indirect material adverse effect on our business, results of operations and financial condition.

If we increase our revenue from international license fees, our exposure to withholding taxes may increase.

The laws of certain countries in which we currently, or may in the future, license our technology require significant withholding taxes on payments for intellectual property, which we may not be able to offset fully against our United States tax obligations. Our exposure to withholding taxes may increase given our strategy to aggressively pursue opportunities in foreign countries. We are subject to the further risk that tax authorities in those countries may re-characterize certain engineering fees as license fees, which could also result in increased tax withholdings and penalties.

If we are not able to successfully enter into new enterprise strategic alliances with partners, our enterprise market penetration may not proceed as rapidly or as lucratively as we anticipate, which could negatively impact our results.

Our strategy to broaden the usage of Palm Powered devices in the enterprise includes forming strategic alliances with leading enterprise solutions and service providers to provide additional resources to further enable penetration of the enterprise market. However, certain competitors may have longer and closer relationships with the senior management of potential strategic partners who deploy mobile information device products in the enterprise. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services. If we are unable to successfully enter into strategic alliances, or if they are not as productive as we anticipate, our enterprise market penetration may not proceed as rapidly or as lucratively as we anticipate and our results of operations could be negatively impacted.

Business interruptions could adversely affect our business.

Our operations and those of our licensees, developers and customers are vulnerable to interruption by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. Our corporate headquarters are located in California, near major earthquake faults. In addition, we have a significant research and development operation in France, which could be impacted by nationwide service interruptions from time to time. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result, our future operating results could be adversely affected. In addition, our strategy to increase our licensing opportunities in Asia may be negatively impacted as a result of the recent outbreak of Severe Acute Respiratory Syndrome and its negative effect on the regional economy. The business interruption insurance under which we are covered may not be sufficient to compensate us fully for losses or damages that may occur as a result of these events, if at all. Any such losses or damages incurred by us could have a material adverse effect on our business.

We may repatriate cash from our foreign subsidiaries, which could result in additional income taxes that could negatively impact our results of operations and financial position. In addition, if foreign countries’ currency policies limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

One or more of our foreign subsidiaries may hold a portion of our cash and cash equivalents. If we need additional cash to acquire assets or technology, or to support our operations in the United States, and if the currency policies of these foreign countries allow us, we may repatriate some of our cash from these foreign subsidiaries to the United States. Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibits or limits our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

We may pursue strategic acquisitions and investments, which could have an adverse impact on our business.

Within the last five years, we have acquired certain assets of Be Incorporated, peanutpress.com, Inc., Actual Software, WeSync.com, Inc. and Smartcode Technologies SARL. We will evaluate other acquisition opportunities that could provide us with additional product or service offerings or additional industry expertise as they arise. Acquisitions and the integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. In addition, if we issue stock as consideration in an acquisition, the ownership interests of our stockholders will be diluted. In addition, we have made and may make strategic venture investments in other companies that provide products and services that are complementary to ours. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position. For example, acquisitions typically include a significant amount of goodwill and other intangible assets. If the value of this goodwill is impaired over time we may have to record significant charges against earnings.

If we have any impairment in the value of our goodwill, we will have to take an accounting charge against our earnings that might negatively impact our stock price.

In accordance with generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually or whenever an event or change in circumstances occurs which would indicate potential impairment. If we discover significant impairment as a result of any of these tests, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

We may periodically restructure our business model, which could harm our operating results in the short term before we receive any benefits from the restructuring, if at all.

We continually evaluate the strengths and weaknesses of our business model. In connection with this evaluation, we may decide to realign our available resources and, as a result, shut down or sell business lines that do not fit into our long-term business plan. For example, in August 2003, we sold the Palm Digital Media product line to PalmGear. If we shut down any of our business lines in the future, we may incur costs or charges, disrupt customer goodwill or lose short-term revenue streams in connection with such a restructuring that could harm our business before we were to receive any benefit, if at all, from the restructuring.

Risks Relating to Our Separation From Palm

Our historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of future results.

Our combined and consolidated financial statements have been carved out from the consolidated financial statements of Palm using the historical results of operations and historical bases of the assets and liabilities of the PalmSource business that we comprise. Accordingly, the historical financial information we have included in this report does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Palm did not account for us, and we were not operated, as a separate, stand-alone entity for most of the periods presented. Revenues from Palm were not recorded until December 3, 2001, the effective date of our software license agreement with Palm. Our costs and expenses include allocations from Palm for centralized corporate services and infrastructure costs, including:

•	legal;

•	finance and accounting;

•	human resources;

•	insurance;

•	executive management;

•	treasury;

•	real estate;

•	information technology;

•	sales and marketing; and

•	engineering.

These allocations have been determined on bases that we and Palm considered to be reasonable reflections of the utilization of services provided to, or the benefit received by us. The historical financial information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future.

The terms of the separation and distribution of PalmSource have been and will continue to be negotiated in the context of a parent-subsidiary relationship.

Until the PalmSource distribution, Palm will own a majority of our common stock. All of the agreements relating to the separation entered into between Palm and us were entered into in the context of a parent-subsidiary relationship and were, and any amendments to the agreements prior to the PalmSource distribution were or will be, negotiated in the overall context of our separation from Palm. As a result, the terms of such agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. In addition, until the distribution, Palm will be our majority stockholder and the terms of the merger and distribution will be negotiated and determined in the context of this parent-subsidiary relationship. Accordingly, we cannot assure you that the terms of the merger and distribution will be negotiated more or less favorably to us than if they had been negotiated with unaffiliated third parties. Moreover, material changes to such agreements made after June 4, 2003 are required to be approved by Handspring under the terms of the merger agreement between Palm and Handspring.

If we fail to successfully promote a company brand identity separate from Palm and to achieve strong brand recognition in our target markets, our product licensing and sales could be affected and demand for our products and services could decrease.

In connection with our separation from Palm, we are adopting a new brand identity separate from the Palm device business and modifying some of the trademarks and trade names under which we conduct our business. Subject to certain restrictions, we have an exclusive license to use certain “Palm” marks in connection with our business, but must reposition the brand to be identified with an independent operating system company rather than a device manufacturer. We believe that recognition of our Palm Powered ingredient brand, which is a brand identifying a key component of mobile information devices, will be important to our success, particularly in Europe and Asia Pacific, where we are expanding our operations and sales efforts. We currently have a limited marketing budget for positioning our brand and it is anticipated that we will continue to have a limited budget for the foreseeable future. If we fail to promote our Palm Powered ingredient brand successfully, or if our brand fails to achieve widespread recognition, the value of our brand may decrease. As a result, the demand for our products and services may decline and our business may not grow as we anticipate.

Establishing our new Palm Powered ingredient brand has required the creation or modification of currently existing “Palm” brand trademarks and trade names; protection and maintenance of these trademarks and trade names may be difficult and costly in the future, which may harm our business, results of operations and financial position.

The adoption of a new brand identity separate from the Palm device business required creating new trademarks and trade names or modifying some of the trademarks and trade names under which we conduct our business. To protect our rights to the various trademark and trade name combinations that we wish to identify with our products, we may be required to defend the use of our trademarks and trade names, which may result in costly litigation or other actions against third parties. The difficulty and costs of protecting and maintaining our Palm Powered ingredient brand and related trademarks and trade names will also require us to expend significant company resources to enforce our rights or establish an alternative brand identity, which may harm our business, results of operations and financial position.

Palm is subject to general commercial and other litigation claims as part of its operations, which could implicate our Palm OS technology or products incorporating Palm OS and result in claims against us in the future or prevent Palm from distributing our common stock to its stockholders.

In the course of Palm’s business, it occasionally receives claims related to consumer protection, general commercial claims related to the conduct of its business and the performance of its products and services and other litigation claims, such as stockholder derivative class action lawsuits. Palm is currently subject to a number of these claims. Though the claims currently do not name us as defendants, the substance of their claims may implicate us, result in claims against us in the future or require us to indemnify Palm.

We may be required to indemnify Palm for tax liabilities Palm may incur in connection with its distribution of our common stock, and each of Palm and us may be required to indemnify the other for certain taxes.

Palm has received a private letter ruling from the Internal Revenue Service to the effect that the distribution of our shares of common stock held by Palm to Palm’s stockholders will not be taxable to Palm or its U.S. stockholders. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts have changed since the issuance of the ruling, in the opinion of Palm’s tax counsel, these changes will not adversely affect the validity of the ruling. Notwithstanding the receipt of the ruling and the opinion of counsel described above, the distribution of our common stock by Palm to Palm’s stockholders may nonetheless be taxable to Palm under Section 355(e) of the Code if 50% or more of the stock of Palm or our stock is acquired as part of a plan or series of related transactions that are deemed to include the distribution of our common stock by Palm to Palm’s stockholders.

Under the tax sharing agreement between Palm and us, we would be required to indemnify Palm if the sale of our stock caused the distribution of our stock to be taxable to Palm. We may not be able to adequately satisfy our indemnification obligations under the tax sharing agreement. In addition, under the tax sharing agreement, we and Palm have agreed to indemnify each other for certain taxes and similar obligations that the other party could incur under certain circumstances. Finally, although under the tax sharing agreement Palm is required to indemnify us for taxes of Palm, we may be held jointly and severally liable for taxes determined on a consolidated basis.

PalmSource stockholders could experience substantial dilution of their interest in PalmSource as a result of the assumption by PalmSource of a portion of Palm’s note with Texas Instruments.

In connection with the PalmSource separation, Palm’s existing $50 million note payable to Texas Instruments will be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by PalmSource, or the PalmSource note. Palm and Texas Instruments have agreed that the new Palm note will be issued in the principal amount of $35 million and the PalmSource note will be issued in the principal amount of $15 million. The new Palm note will be convertible into only Palm common stock and the PalmSource note will be convertible into only PalmSource common stock.

The conversion price of the PalmSource note and the number of PalmSource shares into which the note is convertible will be set according to a two-step formula. The first step is to determine a conversion price and conversion rate based upon the decrease in the average trading price of Palm’s common stock for the five days before the PalmSource distribution, versus the average trading price of palmOne’s common stock for the five days after the PalmSource distribution. The second step is to determine if the conversion price determined in the first step is less than 115% of the volume weighted average PalmSource common stock price on its first trading day, or the first day PalmSource trading price, or greater than 400% of the first day PalmSource trading price:

•	If the conversion price determined in the first step is less than 115% of the first day PalmSource trading price, the conversion price will be equal to 115% of the first day PalmSource trading price.

•	If the conversion price determined in the first step is greater than 400% of the first day PalmSource trading price, the conversion price will be equal to 400% of the first day PalmSource trading price.

•	If the conversion price determined in the first step is greater than 115% of the first day PalmSource trading price but less than 400% of the first day PalmSource trading price, the conversion price will be the conversion price determined in the first step of the formula.

The number of shares of PalmSource into which the note is convertible will be determined by dividing the $15 million principal amount of the note by the conversion price as determined by the two-step formula.

Because the adjustment is based on the decrease in Palm’s trading price, subject to the minimum and maximum conversion prices, if palmOne’s stock price does not decline significantly following the PalmSource distribution, PalmSource stockholders may incur substantial dilution. In addition, in the event the minimum conversion price becomes applicable, the lower the first day trading price, the greater the potential dilution. In addition, PalmSource would be required to record non-cash interest expense to the extent the conversion price of the PalmSource note is less than the trading price of PalmSource common stock on the date of issuance of the PalmSource note after five trading days for palmOne. We cannot predict the prices at which Palm, palmOne and PalmSource may trade and their effect on the calculation of the conversion price of the PalmSource note. See the section titled “PalmSource Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Convertible Note” for a more complete description of the adjustment formulas to the notes and possible outcomes for the notes based on possible palmOne and PalmSource trading prices.

We have historically used Palm’s operational and administrative infrastructure and continue to rely on Palm to provide certain business services. Our ability to satisfy our customers and operate our business will suffer if we do not develop our own infrastructure quickly and effectively.

We historically used Palm’s systems, processes and personnel to support many of our operations, including systems to manage our accounting operations and tax filings, and the provision of back-up support for these operations. Since December 2001, we have been challenged by the need to create an appropriate infrastructure for the size of our operations and our limited financial resources. We also continue to be reliant on Palm for access to certain historical data related to our business. If their ability to provide access to this data is impaired, our only source of historical data may be lost, which could seriously harm our business and operations.

We have updated our own systems and processes to replace Palm’s systems and processes, which included the implementation of a separate Enterprise Resource Planning system in December 2002. Any failure or significant downtime in our systems and processes could harm our business. Specifically, our information systems and processes require the services of employees with extensive knowledge of these information systems and processes and the business environment in which we operate. In order to successfully implement and operate our systems and processes, we must be able to attract and retain a significant number of highly skilled employees.

If we are unable to develop our own operational and administrative infrastructure to effectively replace those systems and processes that we historically relied on Palm for, or we fail to attract and retain the highly skilled personnel required to implement, maintain, and operate our information systems and processes, our business, results of operations and financial condition could suffer.

We may have potential business conflicts of interest with Palm with respect to our past and ongoing relationships, which may not be resolved on terms favorable to us.

Conflicts of interest may arise between Palm and us in a number of areas relating to our past and ongoing relationships, including:

•	indemnification obligations to each other;

•	our outstanding debt obligations to Palm;

•	labor, tax, employee benefit and other matters arising from our separation from Palm;

•	intellectual property matters, including management of our brand;

•	employee retention and recruiting;

•	the nature, quality and pricing of transitional services Palm has agreed to provide us; and

•	business opportunities that may be attractive to both Palm and us.

In addition, Palm may make strategic choices that are not in our best interest. For example, other than restrictions on the use of certain trademarks and domain names, nothing prohibits Palm from competing with us or offering products based on a competing operating system. We may not be able to resolve any potential conflicts that may arise between Palm and us, and even if we were able to do so, the resolution may be less favorable than if we were dealing with an unaffiliated party.

Our directors and executive officers may have conflicts of interest.

Many of our directors and some of our executive officers own shares of Palm common stock and options to purchase shares of Palm common stock. Currently, two of our directors, Eric Benhamou and David Nagel, are also directors of Palm. Eric Benhamou is the Chairman of our board of directors and is also the Chairman of Palm’s board of directors. Mr. Benhamou is also currently employed by Palm as its Chief Executive Officer and has half of his Palm salary paid for by us. David Nagel, our President and Chief Executive Officer, intends to resign from the Palm board upon completion of the PalmSource distribution of our common stock by Palm to Palm’s stockholders. In addition, one of our directors, Satjiv Chahil has entered into a consulting agreement with us, and, was recently employed by, and then was a consultant to, Palm, and another of our directors, Robert Finocchio, has a sister who is currently an executive officer of Palm.

Some directors and officers of PalmSource own shares of Palm common stock and options to purchase shares of Palm common stock. In addition some directors and officers of Palm will own shares of PalmSource common stock as a result of the PalmSource distribution. Ownership of shares of Palm common stock by PalmSource’s directors and officers, ownership of shares of PalmSource common stock by Palm’s directors and officers and/or having directors serve as directors of both the combined company and PalmSource after the separation of PalmSource from Palm could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for the combined company and PalmSource. In November 2002, Mr. Benhamou was granted an option to acquire 60,000 shares of Palm’s common stock. Upon the PalmSource distribution, the vesting schedule under the option accelerates so that after the distribution of our common stock by Palm to Palm’s stockholders, all shares under the Palm option will be vested and exercisable. In addition, following the distribution of our common stock by Palm to Palm’s stockholders, Mr. Benhamou has been promised an option to acquire 5,000 shares of Palm common stock with an exercise price equal to fair market value on the date of grant and an option to purchase 30,000 shares of PalmSource common stock.

We will need to obtain third-party consents for Palm’s assignment to us of certain agreements to complete our separation from Palm and if we cannot obtain these consents, we may not be able to maintain these relationships on favorable terms or at all.

Prior to our separation from Palm in December 2001, several of our agreements with customers, developers, strategic partners, suppliers and others and all of our agreements for the license of technology were agreements between third parties and Palm. Many of these agreements were assigned to us upon our separation from Palm, some of which required that the third party consent to this assignment. We are currently attempting to obtain all of these third-party consents, but if we are unable to do so, we may be forced to renegotiate these agreements or enter into new agreements with various third parties as a separate, stand-alone entity. We cannot assure you that we will be able to negotiate new agreements on terms as favorable to us as those that we had as part of Palm, or at all.

Creditors of Palm at the time of the distribution of our common stock by Palm to Palm’s stockholders may attempt to challenge the PalmSource distribution as a fraudulent conveyance, which could result in either our stockholders being required to turn over some or all of their shares of our common stock or Palm or us to fund the liabilities of creditors, which could adversely impact our business.

A court, in a lawsuit by an unpaid creditor or representative of creditors of Palm, such as a trustee in bankruptcy, may be asked to void the distribution of our common stock by Palm to Palm’s stockholders, in whole or in part, as a fraudulent conveyance if the court were to find that, among other things, at the time of the distribution of our common stock by Palm to Palm’s stockholders, Palm or we:

•	were insolvent;

•	were rendered insolvent by reason of the distribution;

•	was engaged in a business or transaction for which Palm’s or our remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed it would incur, debts beyond its ability to pay such debts as they matured.

The court could then require that our stockholders return some or all of the shares of our common stock, or require Palm or us, as the case may be, to fund liabilities of the other company for the benefit of creditors, which could adversely affect our business. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, each of Palm and us, as the case may be, would be considered insolvent if the fair value of its assets were less than the amount of its liabilities or if it incurred debt beyond its ability to repay such debt as it matures. Palm and we believe that each company will be solvent after the distribution with sufficient capital to operate their respective businesses as proposed, but creditors and courts may not concur.

The combined post-distribution and post-merger value of the shares of Palm common stock and PalmSource common stock may not equal or exceed the pre-distribution value of shares of Palm common stock and Handspring common stock.

After the distribution of shares of PalmSource common stock by Palm to Palm’s stockholders, we anticipate that shares of Palm common stock will continue to be traded on the NASDAQ National Market and we expect the shares of PalmSource common stock will also be traded on the NASDAQ National Market. We cannot assure you that the combined trading prices of shares of Palm common stock and PalmSource common stock after the distribution will be equal to the trading price of shares of Palm common stock prior to the distribution. Until the market has fully evaluated the business of Palm without the business of PalmSource and combined with the business of Handspring, the price at which shares of Palm common stock trade may fluctuate significantly. Similarly, until the market has fully evaluated the PalmSource business on a stand-alone basis, the price at which shares of PalmSource common stock trade may fluctuate significantly.

Following the distribution of our shares of common stock held by Palm to Palm’s stockholders, we will not benefit from any previous synergies or shared resources with Palm, which may harm our business.

Prior to the separation and distribution of our shares of common stock held by Palm to Palm’s stockholders, Palm’s device business and Palm OS business were able to benefit from certain synergistic alliances and shared resources, such as, among other things, shared development of and access to technology. Although we believe that the external separation of the businesses will provide benefits to the respective businesses, there can be no assurance that the two businesses will not be adversely affected by the external separation.

We will need to obtain insurance as a stand-alone entity separate from Palm, which could be costly and difficult to acquire.

In the past, we have benefited from various economies of scale as an operating segment of Palm. Our current costs and expenses include allocations from Palm for centralized corporate services and infrastructure costs, including costs for insurance. However, following the PalmSource distribution, we will be required to obtain insurance, such as director and officer insurance, as a stand-alone entity separate from Palm. Negotiating favorable terms for future insurance policies may be difficult given our short operating history and absence of Palm’s economies of scale. The costs of obtaining sufficient insurance coverage may differ from amounts that we experienced while operating under Palm.

If Palm’s stockholders vote against the distribution of our common stock by Palm to Palm’s stockholders, we will either have to incur additional expenses to separate from Palm or we will remain a majority-owned subsidiary of Palm and it may have a material adverse effect on our business, results of operations and financial condition.

If Palm’s stockholders vote against the distribution of our common stock by Palm to Palm’s stockholders, we may be significantly harmed. Our future results may suffer as a result of a number of factors, including:

•	certain of our licensees deferring decisions to license Palm OS from us or choosing other technologies;

•	losses of key members of our management team; and

•	further distractions to the remaining members of our management team.

In addition, we will be forced to either incur significant additional expenses to separate from Palm or we will remain a majority-owned subsidiary of Palm. If Palm’s stockholders vote against the distribution of our common stock by Palm to Palm’s stockholders and any of the above results follow, our business, results of operations and financial condition will be significantly harmed.

Provisions in our separation agreements, charter documents, Delaware law and our ability to adopt a stockholder rights plan without stockholder approval may delay or prevent an acquisition of us, which could decrease the value of your shares.

Our certificate of incorporation, bylaws, certain of our separation agreements and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. Provisions in our certificate of incorporation and bylaws include a classified board of directors and limitations on actions by our stockholders by written consent. Our tax sharing agreement with Palm requires us to indemnify Palm against Palm’s recognition of taxable gain if it were triggered by an acquisition of our stock. This indemnity obligation could discourage, delay or prevent a third party from acquiring us. In addition, the provisions of our software license agreement with Palm include certain penalties if we are acquired by Microsoft, or other manufacturers of mobile information devices, that may discourage such companies from acquiring us. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquiror. Were our board of directors to adopt a stockholder rights plan, it would be more difficult for a third party to acquire us without the approval of our board of directors.

Although we believe that some of the above provisions and the adoption of a rights plan provide for an opportunity for us to receive a higher bid by requiring potential acquirors to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders. In addition, because these provisions may discourage a change of control, they could decrease the value of our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of cash equivalents. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase substantially. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10 percent from levels at August 31, 2003 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.8 million as of August 31, 2003 due to decline in the value of the entity that we determined the decline in value to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investment or even lose the entire value of the investment.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

To date, no lawsuit, which we believe could have a material adverse affect on our operations, has been filed against PalmSource but from time to time the Company has received claims related to the conduct of its business. In the course of Palm’s business, it occasionally receives claims related to consumer protection, general commercial claims related to the conduct of its business and the performance of its products and services and other litigation claims, such as stockholder derivative class action lawsuits. In the course of Palm’s business, it also receives claims of infringement or otherwise becomes aware of potentially relevant patents or other intellectual property rights held by other parties. Palm is currently subject to a number of these claims. Palm believes that it has defenses to such cases and is vigorously contesting these matters. Though the claims currently do not name PalmSource as a defendant, the substance of their claims may implicate PalmSource and result in claims against PalmSource in the future or require that PalmSource indemnify Palm pursuant to our separation agreements with Palm. PalmSource is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from such cases, but an unfavorable resolution of these lawsuits could materially adversely affect PalmSource’s business, results of operations or financial condition.

Item 2.	Changes in Securities and Use of Proceeds

On August 4, 2003, PalmSource granted an aggregate of 932,965 shares of restricted common stock to certain of its key executives. The purchase price for a share of restricted common stock was $0.001, the par value of a share of PalmSource common stock on August 4, 2003, the date of grant. These securities were sold in reliance upon the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description
3.1(a)(1)	Certificate of Amendment of Certificate of Incorporation
3.1(b)(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Stock Certificate.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Action of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Action of 2002.

(1)	Incorporated by reference from the registrant’s registration statement on Form S-4, as amended (No. 333-106830) filed with the Commission on September 26, 2003.

(b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date: October 14, 2003	By:	/s/ ALBERT J. WOOD

Albert J. Wood Chief Financial Officer and Treasurer