Form 10-Q
period 2003-11-28
PALMSOURCE INC
filed 2004-01-12
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 28, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

As of December 26, 2003, 11,630,203 shares of our Common Stock were outstanding.

PalmSource, Inc.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “PalmSource,” “Company,” “we”, “us,” and “our” in this Form 10-Q refer to PalmSource, Inc. and its subsidiaries unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PalmSource, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2003	2002	2003	2002
Revenues:
Related party license and royalty	$10,343	$9,843	$20,630	$19,452
Third party license and royalty	5,174	3,786	10,680	7,853

Total license and royalty	15,517	13,629	31,310	27,305
Related party support and service	214	288	413	1,028
Third party support and service	1,041	871	2,181	1,505

Total support and service	1,255	1,159	2,594	2,533

Total revenues	16,772	14,788	33,904	29,838

Cost of revenues:
License and royalty	611	2,114	1,991	4,333
Support and service	428	626	972	1,353

Total cost of revenues	1,039	2,740	2,963	5,686

Gross margin	15,733	12,048	30,941	24,152

Operating expenses:
Research and development	8,117	10,174	16,969	21,190
Sales and marketing	5,039	4,330	9,625	8,437
General and administrative	5,023	3,281	8,755	5,977
Amortization of intangible assets	65	105	163	210
Separation costs	6,067	1,410	7,092	1,893

Total operating expenses	24,311	19,300	42,604	37,707

Loss from operations	(8,578)	(7,252)	(11,663)	(13,555)
Interest expense	(146)	(120)	(273)	(240)
Interest and other income (expense), net	(43)	(300)	38	(3,875)

Loss before income taxes	(8,767)	(7,672)	(11,898)	(17,670)
Income tax provision	356	601	1,013	1,384

Net loss	$(9,123)	$(8,273)	$(12,911)	$(19,054)

Basic and diluted net loss per share	$(0.89)	$(0.83)	$(1.28)	$(1.91)

Shares used in computing basic and diluted net loss per share amounts	10,227	10,000	10,114	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	November 30,	May 31,
	2003	2003
ASSETS
Current assets:
Cash and cash equivalents	$34,065	$37,465
Receivables from related parties	75	5,132
Accounts receivable, net	6,677	583
Prepaids and other	2,831	1,305

Total current assets	43,648	44,485
Restricted investments	1,673	1,671
Property and equipment, net	2,885	3,419
Goodwill	52,845	52,845
Intangible assets, net	245	976
Other assets	1,089	1,211

Total assets	$102,385	$104,607

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,743	$2,868
Payable to Palm, Inc.	—	1,911
Deferred revenue	11,678	9,392
Accrued restructuring	—	349
Other accrued liabilities	8,096	9,215

Total current liabilities	26,517	23,735
Non-current liabilities:
Note payable to Palm, Inc., including accrued interest	—	20,744
Deferred revenue and other	12,733	13,848
Long-term convertible subordinated note	15,000	—

Commitments and contingencies (Notes 5 and 10)

Series A redeemable convertible preferred stock 10,000 shares authorized; outstanding: 0 and 3,333 shares, respectively	—	20,000

Stockholders’ equity:
Common stock, $.001 par value, authorized: 100,000 and 950,000 shares, respectively; outstanding: 11,630 and 10,000 shares, respectively	12	10
Additional paid-in capital	108,170	61,939
Accumulated other comprehensive income	509	448
Unearned stock-based compensation	(11,528)	—
Accumulated deficit	(49,028)	(36,117)

Total stockholders’ equity	48,135	26,280

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$102,385	$104,607

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(12,911)	$(19,054)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,534	3,870
Stock-based compensation transferred from Palm, Inc	(14)	310
Stock-based compensation expense	3,564	—
Loss on disposal of equipment	—	132
Deferred income taxes	762	229
Impairment of equity investment recorded at cost	—	3,206
Changes in assets and liabilities, net of effect of acquisitions:
Receivable from related parties	(532)	2,075
Accounts receivable	(505)	60
Prepaids and other	(1,412)	666
Accounts payable	3,875	(238)
Payable to Palm, Inc	(1,911)	130
Deferred revenue	651	3,622
Accrued restructuring	(349)	(1,611)
Other accrued liabilities	(1,951)	690

Net cash used for operating activities	(9,199)	(5,913)
Cash flows from investing activities:
Purchase of property and equipment	(648)	(2,434)
Proceeds from sale of assets	386	—
Purchase of restricted investments	—	(121)

Net cash used for investing activities	(262)	(2,555)
Cash flows from financing activities:
Net cash transfers from (distribution to) Palm, Inc.	6,000	(2,556)
Sale of mandatory redeemable preferred stock	—	20,000
Other, net	(25)	177

Net cash provided by financing activities	5,975	17,621
Effect of exchange rate changes on cash	86	(55)
Change in cash and cash equivalents	(3,400)	9,098
Cash and cash equivalents, beginning of period	37,465	30,688

Cash and cash equivalents, end of period	$34,065	$39,786

Other cash flow information:
Cash paid for income taxes	$163	$1,329

Supplemental disclosure of non-cash activities:
Transfer of net assets from Palm, Inc. related to business acquisition	$—	$11,000

Contribution of note payable to Palm, Inc.	$20,000	$—

Assumption of convertible subordinated note	$(15,000)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation

On August 27, 2001, Palm, Inc. (“Palm”) announced its plan to form a wholly-owned subsidiary to own and operate Palm’s operating system platform and licensing business, subsequently named PalmSource, Inc. (“PalmSource” or the “Company”). PalmSource develops and licenses operating system software, personal information management applications, and software development tools for mobile information devices. PalmSource targets device manufacturers, as well as developers, enterprises and consumers with its Palm operating system, or Palm OS. PalmSource’s product offerings include Palm OS, Palm Digital Media and services and support. In August 2003, the Palm Digital Media product line was sold to PalmGear, Inc. (“PalmGear”). For additional information on the PalmGear transaction, see Note 3, Dispositions.

In December 2001, PalmSource was incorporated in Delaware as a wholly-owned subsidiary of Palm, an event this document refers to as the separation, and as of December 3, 2001, authorized and issued 50,000 shares of Series A preferred stock to Palm in exchange for the assignment to PalmSource of certain of Palm’s assets and liabilities, including intellectual property. Effective May 9, 2002, PalmSource’s board of directors authorized a re-capitalization of the authorized and outstanding Series A preferred stock into common stock and a simultaneous 1,000-for-1 stock split, resulting in 50,000,000 shares of PalmSource common stock issued and outstanding and owned by Palm, which was later re-capitalized as 10,000,000 shares of common stock via a one-for-five reverse stock split. The one-for-five reverse stock split was approved by the Company’s Board of Directors on June 30, 2003 and became effective on September 22, 2003. Shares outstanding and net loss per share have been retroactively adjusted for periods presented prior to the effective date.

In December 2001, Palm and PalmSource entered into a Master Separation and Distribution Agreement, as amended June 3, 2003, (the “Separation Agreement”) under which Palm transferred to PalmSource at December 3, 2001, the date of legal separation, substantially all of the assets and liabilities of Palm’s operating system and software business except for the Palm brands, trademarks and certain other related intellectual property which were transferred at a later date. (See Note 8, Transactions with Palm.)

On October 7, 2002, Sony Corporation of America (“Sony”) invested $20.0 million in PalmSource, purchasing 3,333,333 shares of the Company’s Series A redeemable convertible preferred stock. The shares of preferred stock were automatically converted into 666,666 shares of the Company’s common stock immediately prior to the October 28, 2003 distribution of PalmSource’s common stock by Palm to Palm’s stockholders.

On October 28, 2003, Palm distributed on a pro-rata basis all of the outstanding shares of PalmSource common stock to Palm stockholders, an event referred to in this document as the distribution. At the same time as the distribution, Palm acquired Handspring, Inc., an event referred to in this document as the Handspring merger, and the combined entity changed its name to palmOne, Inc. This document refers to palmOne, Inc. as “palmOne” or “Palm” interchangeably, depending on the time and context of the event described.

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

Prior to the distribution, related party revenues in the condensed consolidated financial statements included revenues from Palm and Sony, a PalmSource stockholder. Subsequent to the distribution, related party revenues, cost of revenues and accounts receivable in the condensed consolidated financial statements only included those from Sony. The majority of the Company’s cost of revenues are of a fixed nature, either amortization of intangibles or term license fees paid to technology vendors recognized ratably, and are not directly related or allocable to either third-party or related party revenues.

The Company incurred separately identifiable costs directly associated with related party professional services revenue of $18,000 and $23,000, for the three and six months ended November 30, 2003 and $47,000 and $0.3 million for the three and six months ended of November 30, 2002, respectively.

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

Fiscal Year

PalmSource’s 52-53 week fiscal year ends on the Friday nearest to May 31. PalmSource’s fiscal quarters end on a Friday and are generally thirteen weeks in length. For presentation purposes, the periods have been presented as ending on November 30 and May 31. Unless otherwise stated, all years and dates refer to PalmSource’s fiscal year and fiscal quarters.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in PalmSource’s condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allocations from Palm, goodwill impairments, loss contingencies, restructuring and income taxes. Actual results could differ from these estimates.

Revenue Recognition

The Company’s revenue recognition policy is in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. When contracts contain multiple elements, wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Arrangements.” Vendor specific objective evidence of fair value is determined based on the price charged when the same element is sold separately or the contractually stated renewal rate. License and royalty revenues consist principally of revenue earned under software license agreements with manufacturers of hand-held devices. License and royalty revenues are recognized when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues that are contingent upon licensees’ sales are generally recognized on a per-unit or net sales basis in the period information is reported by licensees, generally the month or quarter subsequent to the period of sale by the licensee. Upfront license fees from subscription license agreements are generally recognized ratably over the term of the subscription period. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific objective evidence of fair value does not exist, the entire fee is recognized ratably over the term of the arrangement. Arrangements generally do not allow for product returns and PalmSource has no history of product returns. Accordingly, no allowance for returns has been provided. Revenues from minimum commitment and other arrangements payable on extended payment terms are recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights for which sufficient vendor specific objective evidence of fair value does not exist, revenue is deferred until the specified upgrade has been delivered.

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

Stock-Based Compensation

PalmSource employees participate in PalmSource employee stock plans, which are described more fully in Note 6, Stockholders’ Equity, and, until the distribution, participated in Palm employee stock plans. The Company accounts for activity under its stock plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25)” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” PalmSource accounts for stock-based compensation relating to equity instruments issued to non-employees based on the fair value of options or warrants estimated using the Black-Scholes option valuation model on the date of grant and re-measured until the measurement date in compliance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is amortized using the multiple option approach in compliance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The following table illustrates the effect on net loss and net loss per share if PalmSource had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant and restricted stock at the grant date as prescribed by SFAS No. 123. For the purposes of this disclosure, the estimated fair value of the options and restricted stock is assumed to be amortized to expense over the vesting periods, using the multiple option approach.

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2003	2002	2003	2002
Net loss, as reported	$(9,123)	$(8,273)	$(12,911)	$(19,054)
Add: Stock-based compensation included in reported net loss	2,690	465	3,573	945
Less: Stock-based compensation expense determined under fair value method for all awards	(1,322)	(6,978)	6,225	(15,108)

Pro forma net loss	$(5,111)	$(14,786)	$(3,113)	$(33,217)

The reversal of stock-based compensation expense of $6.2 million determined under the fair value method for the six months ended November 30, 2003 was primarily due to the cancellation of Palm options to PalmSource employees on the distribution date and the cancellation of options to certain key executives in connection with the voluntary stock option exchange program. (See Note 6, Stockholders’ Equity.)

SFAS No. 123 allows the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by PalmSource employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

	Palm Stock Option Plans for the Period from September 1, 2003 to October 28,	Palm Stock Option Plans Three Months Ended November 30,	Palm Employee Stock Purchase Plan for the Period from September 1, 2003 to October 28,	Palm Employee Stock Purchase Plan Three Months Ended November 30,	PalmSource Stock Option Plan Three Months Ended November 30,		PalmSource Employee Stock Purchase Plan Three Months Ended November 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Risk-free interest rate	1.3%	2.4%	2.1%	2.6%	2.7%	2.6%	1.9%	—
Volatility	100%	100%	100%	99%	100%	100%	100%	—
Option term (in years)	1.0	3.1	2.0	2.0	3.8	3.5	1.9	—
Dividend yield	0%	0%	0%	0%	0%	0%	0%	—

	Palm Stock Option Plans for the Period from June 1, 2003 to October 28,	Palm Stock Option Plans Six Months Ended November 30,	Palm Employee Stock Purchase Plan for the Period from June 1, 2003 to October 28,	Palm Employee Stock Purchase Plan Six Months Ended November 30,	PalmSource Stock Option Plan Six Months Ended November 30,		PalmSource Employee Stock Purchase Plan Six Months Ended November 30,
	2003	2002	2003	2002	2003	2002	2003	2002
Risk-free interest rate	1.5%	2.4%	2.1%	2.6%	2.7%	2.6%	1.9%	—
Volatility	100%	100%	100%	99%	100%	100%	100%	—
Option term (in years)	2.0	3.1	2.0	2.0	3.8	3.5	1.9	—
Dividend yield	0%	0%	0%	0%	0%	0%	0%	—

The weighted average estimated fair value of Palm stock options granted during the three and six months ended November 30, 2003 was $9.50 per share and $6.00 per share and for the three and six months ended November 30, 2002 was $5.97 per share and $6.17 per share, respectively (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of shares granted under the Palm Employee Stock Purchase Plan during the three and six months ended November 30, 2003 was $7.93 per share for both periods, and for the three and six months ended November 30, 2002 was $13.14 per share for both periods, (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of shares granted under the PalmSource Employee Stock Purchase Plan during the three and six months ended November 30, 2003 was $24.19 per share for both periods. The weighted average estimated fair value of shares granted under the PalmSource stock options granted during the three and six months ended November 30, 2003 was $24.67 per share for both periods, and during the three and six months ended November 30, 2002 was $19.90 per share for both periods (as adjusted for PalmSource’s 1-for-5 reverse stock split).

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share is calculated based on the weighted average shares of common stock outstanding and shares of common stock equivalents. Common stock equivalents consist of stock options and common stock subject to repurchase, calculated using the treasury stock method, and convertible preferred stock, calculated using the if-converted method. Diluted net loss per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. For the three and six months ended November 30, 2003, 1,114,000 and 1,269,000, respectively, and for the three and six months ended November 30, 2002, 1,585,000 and 1,387,000, respectively, weighted average stock options and outstanding shares of convertible preferred stock and restricted stock were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss plus net unrealized gain (loss) on investments and accumulated foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended November 30, 2003 was $(0.2) million and $62,000, respectively, and for the three and six months ended November 30, 2002 was $0.1 million and $0.2 million, respectively. Comprehensive income (loss) primarily consists of accumulated foreign currency translation adjustments for all periods presented.

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

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position and results of operations.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Note 3. Dispositions

On August 29, 2003, PalmSource and PalmGear consummated certain transactions related to a stock purchase agreement, strategic alliance and service provider agreement and a brand license agreement between the parties. There was no pre-existing related party interest between PalmSource and PalmGear. In connection with the closing of the transactions, PalmSource sold its wholly-owned subsidiary whose assets comprised the Palm Digital Media product line to Palm Gear. In addition, as part of the strategic alliance, PalmGear agreed to support an online store at PalmSource’s U.S. website, for Palm OS applications, and PalmSource provided PalmGear certain rights to a customer database. The initial term of the strategic alliance is three years. The total initial payment to PalmSource from the above described transactions equaled $4.0 million. However, this amount is subject to a maximum $0.3 million contingent holdback based upon Palm Digital Media meeting certain financial metrics for the five month period ending January 31, 2004, thereby resulting in current total proceeds of $3.7 million. In accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” PalmSource concluded that the entire arrangement represents a single unit of accounting as there is an undelivered element for which objective and reliable evidence of fair value does not exist. Accordingly, $3.3 million, representing net proceeds of $3.7 million less the book value of net assets of $0.4 million transferred to PalmGear is being recognized ratably over the three-year term of the arrangement. In addition, PalmSource is guaranteed additional future minimum fees from the strategic alliance and service provider agreement of $1.4 million over the three-year term of the arrangement.

Note 4. Debt

In October 2003, the Company entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit. Borrowings under the line of credit are to be repaid on or before October 10, 2005 and bear interest, at the Company’s option, at either the prime rate plus 1.75% per annum or LIBOR plus 4.75% per annum. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets except for the Company’s intellectual property. The agreement requires the Company to maintain certain non-financial covenants and financial covenants, which require the Company to maintain minimum amounts of revenue, profitability, cash and liquidity. At November 30, 2003, no borrowings were outstanding under the line of credit.

Following the distribution, PalmSource issued a $15.0 million convertible subordinated note to Texas Instruments, Inc. (“Texas Instruments”), bearing interest at 5% per annum and due December 6, 2006. The note does not require collateral but contains a list of events that will constitute a default resulting in the note becoming immediately due and payable. The note is convertible into PalmSource common stock at the option of the holder at any time on or before December 6, 2006 at a rate of 8.3654 shares of common stock for each $1,000 in principal. (See Note 8, Transactions with Palm.)

Note 5. Commitments

PalmSource’s facilities are leased under operating leases expiring at various dates through September 2005. Certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. Future minimum lease payments are $0.9 million, $1.4 million and less than $0.1 million for the remaining six months ending May 31, 2004, and years ending May 31, 2005 and 2006, respectively.

In June 2002, PalmSource entered into two royalty agreements with third-party vendors for certain licensed technology that include minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.1 million, $0.5 million, $0.5 million, $0.5 million, $0.4 million and $0.3 million for the remaining six months ending May 31, 2004, and for the years ending May 31, 2005, 2006, 2007, 2008 and thereafter, respectively.

PalmSource has certain payments due to palmOne under the business services and other agreements that were entered into with Palm in connection with the separation. The agreements with Palm also include certain indemnifications, including indemnifications of Palm under the tax sharing agreement, of any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of May 31, 2003 and November 30, 2003 (unaudited). (See Note 8, Transactions with Palm.)

In July 2002, Palm engaged Morgan Stanley to provide it with advice and assistance in connection with a possible separation of PalmSource. In accordance with the amended and restated separation agreements, PalmSource is required to pay fees due to Morgan Stanley in connection with this engagement. At November 30, 2003, $3.3 million (unaudited) in fees was included in accrued liabilities.

In August 2002, Palm engaged Needham & Company, Inc. to provide it with advice and assistance in connection with a possible separation of PalmSource. In accordance with the amended and restated separation agreements, PalmSource is required to pay fees due to Needham & Company, Inc. in connection with this engagement. At November 30, 2003, $0.4 million (unaudited) in fees was included in accrued liabilities.

Under the indemnification and warranty provisions of the Company’s standard software license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. The Company has never incurred significant expense under its product or services indemnification or warranty provisions. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2003 or November 30, 2003 (unaudited).

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. These indemnification agreements were grandfathered under the provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as they were in effect prior to December 31, 2002, however, new directors added under these arrangements will not be grandfathered. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of November 30, 2003 (unaudited).

The Company had made certain acquisitions prior to the adoption of FIN No. 45. As part of an acquisition, the Company acquires all of a company’s stock or all of its assets and liabilities including assuming certain indemnification obligations that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of November 30, 2003.

Note 6. Stockholders’ Equity

Amended and Restated Certificate of Incorporation

On the distribution date, the Company’s Board of Directors approved the Amended and Restated Certificate of Incorporation, which amended the number of shares of common stock authorized for issuance to 100,000,000 shares and the number of shares of preferred stock authorized for issuance to 5,000,000 shares.

Common stock

On June 30, 2003, the Company’s Board of Directors approved a one-for-five reverse stock split of the issued and outstanding shares of common stock of the Company. The one-for-five reverse stock split was effected on September 22, 2003. Shares outstanding have been retroactively adjusted for periods presented prior to September 22, 2003.

In October 2002, PalmSource received an investment of $20.0 million from Sony for 3,333,333 shares of PalmSource Series A preferred stock at a purchase price of $6.00 per share, which was automatically converted into 666,666 shares of common stock upon the distribution (taking into account PalmSource’s one-for-five reverse stock split).

Restricted Stock

On August 4, 2003, the Company, pursuant to the Board of Directors’ approval on June 30, 2003, issued restricted stock to certain key executives of the Company through a voluntary stock option exchange program, an option waiver program and a restricted stock bonus program.

Under the voluntary stock option exchange program, certain key executives were offered the opportunity to exchange outstanding stock option grants for restricted stock and replacement stock options. In connection with the program, 1,042,000 stock options, as adjusted for the one-for-five reverse stock split, were cancelled on August 4, 2003 and, on the same date, 689,490 shares of restricted stock with a purchase price equal to the par value of a share of PalmSource common stock were granted in exchange. In addition, 713,914 replacement options are expected to be granted no sooner than the first business day that is at least six months and one day after the cancellation date of the exchanged stock option grants, which took place on August 1, 2003, and no later than July 1, 2005. The per-share exercise price for new options will be the closing price of a share of PalmSource common stock on the date of grant.

Under the option waiver program, rights to 335,200 stock options that were to be granted to certain key executives were waived and 170,300 shares of restricted stock of the Company were issued with a purchase price equal to $0.001. In addition, the Company granted 419,415 new options with an exercise price equal to $36.50, the closing price of PalmSource common stock on the date of grant.

Additionally, on August 4, 2003, the Company granted to certain key executives, 73,175 shares of restricted stock with a purchase price equal to $0.001.

The issuance of the restricted stock grants to executives resulted in an aggregate of $14.0 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). This restricted stock charge was calculated based on the intrinsic value of each share of restricted stock. The intrinsic value represents the difference between the imputed fair value of $14.98 per share of PalmSource stock on August 4, 2003 and the par value of each share of restricted stock of $0.001 per share. As there was no market for the PalmSource stock on August 4, 2003, the fair value of PalmSource common stock was determined based on the respective market price of Handspring and Palm common stock as of August 4, 2003 and the contractual exchange ratio defined by the Palm and Handspring merger agreement.

On November 7, 2003, the Company granted 30,572 shares of restricted stock to employees with a purchase price equal to $0.001. The issuance of the restricted stock grants to employees resulted in an aggregate of $1.1 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on November 7, 2003.

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The above restricted stock awards vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. During the three and six months ended November 30, 2003 and 2002, the Company recognized stock compensation expense of $2.7 million and $3.6 million, respectively, related to the above restricted-stock grants.

On September 15, 2003, the Company paid approximately $1.9 million to PalmSource’s President and Chief Executive Officer, David Nagel, pursuant to the terms of two restricted stock grants of Palm common stock issued in September 2001, representing the difference between the guaranteed value of $2.0 million and the fair market value of 7,500 shares of Palm common stock on September 15, 2003.

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

Stock Option Plans

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan (“Equity Incentive Plan”) and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance units and (e) performance shares. The Company has reserved a total of 3,626,294 shares of its common stock, as adjusted for the one-for-five reverse stock split, and subject to annual increases beginning in 2005 for grant under the Equity Incentive Plan, which includes shares that have been reserved but not granted pursuant to options under the PalmSource 2001 Stock Plan and any shares returned to the PalmSource 2001 Stock Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Plan. For the six months ended November 30, 2003, 1,728,000 options were granted.

Note 7. Restructuring Charges

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

In the third quarter ended February 28, 2003, PalmSource recorded restructuring charges of $2.2 million related to restructuring actions which consisted of workforce reductions of approximately 60 regular employees, primarily in the U.S., and facilities and property and equipment to be disposed of or removed from service. Restructuring charges related to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of May 31, 2003, these reductions were substantially complete. The remaining accrued costs of $0.3 million were paid during the six months ended November 30, 2003.

Note 8. Transactions with Palm

For the periods subsequent to the separation date through the distribution date on October 28, 2003, intercompany transactions and balances between PalmSource and Palm consisted of the following (in thousands):

	The Period From September 1, to October 28, 2003	Year Ended May 31, 2003	The Period From June 1, 2003 to October 28, 2003
Balance at beginning of period	$2,885	$864	$3,151
Royalty and license fees	5,281	38,125	13,475
Support and services	112	1,174	224
Cost of revenues	—	(77)	15
Research and development expenses	(64)	(779)	(172)
Sales and marketing expenses	(12)	(2,241)	(27)
General and administrative expenses	(118)	(372)	(324)
Allocation of corporate services	(160)	(5,381)	(514)
Real estate/facilities expenses	—	(794)	—
Stock-based compensation	(45)	(1,052)	(65)
Other income (expense), net	—	22	(3)
Collection of third party receivables by Palm on behalf of PalmSource	—	360	—
Cash paid by Palm on behalf of PalmSource, net	(11)	(3,029)	(106)
Net assets transferred to PalmSource	—	(911)	(27)
Net cash transfers from Palm	(5,978)	(20,413)	(13,030)
Other	(1,890)	(2,345)	(2,597)

Balance at end of period	$—	$3,151	$—

Average balance during the period	$962	$2,008	$1,313

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

Allocated costs included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended November 30, 2003	Six Months Ended November 30, 2003
Cost of revenues	$—	$2
Research and development	—	8
Sales and marketing	—	28
General and administrative	$160	$476

From the beginning of fiscal year 2004 until the distribution date, Palm made capital contributions to PalmSource of $26.0 million consisting of the re-capitalization of the $20.0 million note issued by Palm to the Company in accordance with the Amended and Restated Intercompany Loan Agreement, the $6.0 million cash contribution in accordance with the Letter Agreement Regarding Cash Contributions, and $0.2 million in net asset transfers.

For purposes of governing certain of the ongoing relationships between PalmSource and Palm at and after December 3, 2001 and to provide for an orderly transition, PalmSource and Palm entered into various agreements. For a description of all PalmSource and Palm agreements, refer to the notes to the combined and consolidated financial statements for the year ended May 31, 2003 included in the Company’s Registration Statement on Form S-4, as amended (File No. 333-106830) filed with the Securities and Exchange Commission. Following is a summary of some of those agreements:

Software License Agreement

Under the Amended and Restated Software License Agreement (the “Software License Agreement”), PalmSource agreed to grant to Palm certain licenses to develop, manufacture, test, maintain and support their products. In addition, PalmSource agreed to grant to Palm a source code license and certain rights to use, produce, grant end user sublicenses and distribute certain software. Palm will pay PalmSource license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees. The Software License Agreement expires December 3, 2006 and includes a minimum annual royalty and license commitment of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring December 3, 2006. Under the terms of the Software License Agreement, PalmSource has recognized license and royalty revenues of $0, $17.6 million, and $38.1 million, for the years ended May 31, 2001, 2002 and 2003, respectively, and $7.5 million (unaudited) and $14.6 million (unaudited) for the three and six months ended November 30, 2002, respectively, from Palm. During the three months ended November 30, 2003, PalmSource recognized license and royalty revenues of $8.9 million (unaudited) and $17.1 million, respectively, prior to the distribution from Palm, and $0.1 million (unaudited) and $0.1 million, respectively, after the distribution from palmOne. In addition, PalmSource has recognized support and service revenues of $0, $0.8 million, and $1.2 million for the years ended May 31, 2001, 2002 and 2003, respectively, and $0.2 million (unaudited) and $0.9 million (unaudited) for the three and six months ended November 30, 2002, respectively. During the three and six months ended November 30, 2003, PalmSource recognized support and service revenues of $0.1 million (unaudited), and $0.2 million (unaudited), respectively, prior to the distribution from Palm, and $0.1 million (unaudited) and $0.1 million (unaudited), respectively, after the distribution from palmOne.

Trademark Agreements

Since the distribution, the use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm” or “palmOne” are administered by Palm Trademark Holding Company, LLC (the “Holding Company”), a holding company established and owned 45% by palmOne and 55% by PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. The Holding Company’s administration of the intellectual property is governed by its operating agreement and by trademark license agreements between the Holding Company and each of PalmSource and palmOne. Based on its operating structure, the Holding Company arrangement is essentially a cost sharing mechanism between palmOne and PalmSource to administer the intellectual property rights attributed to the “Palm” trademark and, as a result, the adoption of FIN No. 46 did not have a material impact on PalmSource’s consolidated financial statements.

Intercompany Loan Agreement

The terms of the note payable to Palm for $20.0 million were set forth in the Amended and Restated Intercompany Loan Agreement. The note payable to Palm bore interest at 2.48% per annum. At the time of the distribution, the $20.0 million (unaudited) was contributed by Palm to the Company as additional paid-in capital. The related accrued interest was paid within seven days after the distribution date.

In connection with the distribution, Palm and Texas Instruments agreed that the $50.0 million 5% convertible subordinated note issued in December 2001 would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by PalmSource, the PalmSource note. Following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. PalmSource’s assumption of the PalmSource note was recorded as a capital contribution from Palm. For a description of the 5% convertible subordinated note, see the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Convertible Note.”

Note 9. Other Related Party Transactions

Under the terms of the license agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $1.4 million and $3.5 million, for the three and six months ended November 30, 2003, and $2.3 million and $4.9 million for the three and six months ended November 30, 2002, respectively. In addition, PalmSource has recognized support and service revenues of $0.1 million, $0.2 million, $0.1 million and $0.1 million for the three and six months ended November 30, 2003 and 2002, respectively. These amounts have been included in related party revenues in the condensed consolidated financial statements. As of November 30, 2003 and May 31, 2003, approximately $0.1 million and $0.1 million, respectively, represent outstanding receivables from Sony and are included in receivables from related parties in the condensed consolidated financial statements.

Effective October 7, 2002, PalmSource entered into a business collaboration agreement with Sony, which expires in October 2012, under which PalmSource and Sony agreed to share certain information regarding ongoing product and development plans and, for a period of at least three years, to establish mutually agreed written co-development plans for potential areas of joint development. Under the business collaboration agreement, from October 7, 2003 until October 7, 2005, PalmSource will not engage more than two development partners meeting the above requirements in addition to Sony, and PalmSource will first offer to discuss new projects with Sony prior to engaging such additional development partners.

Prior to July 2000, Palm was a wholly-owned subsidiary of 3Com Corporation. PalmSource’s chairman of the board, Eric Benhamou, is also the chairman of the board of directors of 3Com Corporation. Under the terms of a software license agreement between PalmSource and 3Com, PalmSource recorded $0.1 million, $0.2 million and $0.4 million of support revenues for fiscal years 2001, 2002 and 2003, respectively.

Mr. Benhamou is also the chairman of the board of directors of palmOne, and one of PalmSource’s directors consults for palmOne. PalmSource’s president and chief executive officer, David Nagel, was a director of palmOne until the distribution.

The Company entered into a consulting agreement with one of its directors effective as of August 1, 2003 for a term of one year, to provide services to PalmSource for four days per month. Under the terms of the consulting agreement, this director will be paid $11,200 per month for consulting services outlined by PalmSource’s chief executive officer.

Note 10. Litigation

On December 3, 2003, a suit was filed in the United States District Court of Washington at Seattle naming the Company as a defendant. The Company has not yet been served with the complaint. The case is captioned Digeo, Inc. v. Palm, Inc. and Palm Source, Inc., No. C03-3822. The complaint alleges willful infringement of U.S. Patent No. 5,734,823, or the ’823 patent, titled “Systems and Apparatus for Electronic Communication and Storage of Information.” The complaint seeks a preliminary and permanent injunction, unspecified damages and attorneys’ fees. If served, the Company intends to defend vigorously against the claim.

On September 19, 2003, PalmSource filed suit against Acer, Inc. in the United States District for the Northern District of California. The case is captioned PalmSource, Inc., v. Acer, Incorporated, No. C 03-04285 RMW. In this breach-of-contract suit, PalmSource seeks approximately $4.5 million in unpaid royalties and maintenance and support fees under a licensing agreement between PalmSource and Acer. On November 20, 2003, Acer served an answer and counterclaims seeking in excess of $4.9 million from PalmSource, including amounts Acer paid under the agreement and amounts paid to PalmSource by unspecified competitors of Acer under separate licensing agreements. Acer alleges that PalmSource breached the software licensing agreement between PalmSource and Acer by failing to provide development support and marketing support, and also by failing to obtain Acer’s written consent prior to assigning the agreement. Acer further alleges that the same conduct violated the implied covenant of good faith and fair dealing. Finally, Acer alleges that PalmSource unfairly provided preferential treatment to Acer’s competitors. PalmSource filed its response to Acer’s counterclaims on December 15, 2003. While PalmSource believes PalmSource has meritorious defenses to Acer’s claims, there can be no assurance that PalmSource will be successful in the litigation or that an adverse outcome will not significantly harm PalmSource’s business.

On July 16, 2003, a suit was filed in the Los Angeles County Superior Court naming PalmSource as a defendant. The case is captioned Chet Taylor, et al., v. Palm, Inc., PalmSource, Inc., and Solutions Group, et al., No. BC299134. The complaint alleges that persons who purchased Palm PDAs with customer-accessible batteries after June 1999 lost data upon battery replacement. The complaint alleges unfair and deceptive business practices in alleged violation of California’s unfair competition statute and Consumer Legal Remedies Act, breach of express and implied warranties and fraud. The complaint seeks unspecified compensatory and punitive damages, restitution and an injunction prohibiting the defendants from similar conduct in the future. palmOne is managing this litigation and believes it has good defenses for all parties.

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, or ’656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the ’656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ’656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC. On October 5, 2001, the CAFC affirmed-in-part and reversed-in-part the District Court’s ruling, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ’656 patent is valid, enforceable, and infringed. The defendants appealed. The CAFC remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ’656 patent. Following the CAFC’s remand to the District Court, both parties filed motions for summary judgment with the District Court on the issue of invalidity, and the District Court heard those motions on December 10, 2003. The District Court has not yet ruled on these motions for summary judgment, but the Company expects a ruling may be issued anytime in the next six months. The District Court has not set a schedule for resolving the issue of the enforceability of the ’656 patent. If palmOne is not successful in establishing that the ’656 patent is invalid or unenforceable, the CAFC’s February 20, 2003 decision indicates that the District Court should grant Xerox’s request for injunctive relief. If an injunction is obtained by Xerox, it could have a significant adverse impact on our operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful in establishing that the ’656 patent is invalid or unenforceable, Xerox has stated in its court pleadings that it will seek at trial a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful in establishing that the ’656 patent is invalid or unenforceable, palmOne might be liable to palmOne’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patent claims against palmOne’s licensees and other third parties. The District Court judge has conducted settlement discussions between the parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation. As part of PalmSource’s separation agreements with palmOne, palmOne is required to indemnify PalmSource for certain damages that PalmSource may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify PalmSource, PalmSource might be required to pay Xerox significant damages or license fees or pay PalmSource’s licensees significant amounts to indemnify them for their losses. In particular, pursuant to the separation agreements between PalmSource and palmOne if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, PalmSource will be required to pay any shortfall amounts. Any such payment by PalmSource does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. PalmSource cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. While PalmSource believes that there are adequate defenses to the claims made by Xerox, there can be no assurance that palmOne will be successful or that an adverse outcome will not significantly harm PalmSource’s business. PalmSource further believes that it is remote that PalmSource will incur a loss resulting from any fees or damages in excess of amounts recoverable from Palm under Palm’s indemnification of PalmSource.

In the course of palmOne’s business, it occasionally receives claims related to consumer protection, general commercial claims related to the conduct of its business and the performance of its products and services and other litigation claims, such as stockholder derivative class action lawsuits. In the course of palmOne’s business, it also receives claims of infringement or otherwise becomes aware of potentially relevant patents or other intellectual property rights held by other parties. palmOne is currently subject to a number of these claims. Although the majority of the claims currently do not name PalmSource as a defendant, the substance of their claims may implicate PalmSource and result in claims against PalmSource in the future or require that PalmSource indemnify palmOne pursuant to the separation agreements. PalmSource currently is not able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from these cases, but an unfavorable resolution of these lawsuits could materially adversely affect PalmSource’s business, results of operations or financial condition.

From time to time, PalmSource also may be subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on PalmSource because of defense costs, diversion of management resources and other factors.

Note 11. Business Segment Information

PalmSource operates in one reportable segment.

Geographic Information

PalmSource’s headquarters and most of its operations are located in the United States. PalmSource conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the three and six months ended November 30, 2003 and 2002, no country outside the United States or Japan accounted for 10% or more of total revenues. Revenues and net property and equipment by geographic region are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30.
	2003	2002	2003	2002
Revenues:
United States	$12,589	$11,788	$25,577	$22,375
Japan	1,509	2,345	3,690	4,993
Other	2,674	655	4,637	2,470

Total	$16,772	$14,788	$33,904	$29,838

	November 30, 2003	May 31, 2003
Long-lived assets:
United States	$58,418	$59,709
Other	319	413

Total	$58,737	$60,122

The following individual customers accounted for 10% or more of total revenues for the fiscal periods ended:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Palm and palmOne	55%	53%	52%	52%
Handspring	9%	11%	9%	11%
Sony	9%	16%	11%	17%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in this quarterly report. This document contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements include: any projections of earnings, revenues, expenses, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services, developments, acquisitions or investments, anticipated performance of products or services; the outcome or initiation of patent or other intellectual property litigation; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as “anticipate,” “estimate,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning.

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

Overview

We are a leading developer and licensor of platform software that enables mobile information devices. We have begun to license Palm OS to smartphone manufacturers and plan to extend our leadership position in mobile information devices to become a leading licensor of platform software for smartphones and other next generation smart mobile products. Our software platform consists of operating system software, Palm OS, and software development tools. We have also enhanced our platform with applications such as personal information management software, web browsers and e-mail. We license Palm OS to leading smart mobile information device manufacturers, including Founder Technology, Garmin, GSPDA, Kyocera, Lenovo (formerly known as Legend), palmOne, Samsung and Sony. A wide range of smart mobile devices incorporate our solutions, including PDAs, smartphones, location-aware devices, entertainment devices, and industry-specific devices used in industries such as education, hospitality and healthcare.

Our 52-53 week fiscal year ends on the Friday nearest to May 31. Our fiscal quarters end on a Friday and are generally 13 weeks in length. For presentation purposes, our periods have been presented as ending on November 30 and May 31. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

Our Separation from Palm

We were incorporated in December 2001 as a wholly-owned subsidiary of Palm to conduct substantially all of the business of its operating system software group. In connection with the separation of the two businesses, Palm contributed to us substantially all of the assets and liabilities comprising the Palm operating system software group, and issued to us an intercompany loan of $20.0 million, which was contributed as additional paid-in-capital immediately prior to the distribution. Since our incorporation, Palm also made additional net capital contributions and transfers to us totaling $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date. In connection with Palm’s capital contributions and distributions, we issued a $15.0 million 5% convertible subordinated note payable to Texas Instruments, due December 6, 2006. For a description of the 5% convertible subordinated note see the section titled “Liquidity and Capital Resources—The Convertible Note.”

We have entered into a number of agreements that govern the separation of our business operations from Palm. In general, these agreements provide for the transfer from Palm to us of assets comprising our business and the assumption by us of liabilities relating to our business. The separation agreements, in some cases, allocated various costs between the parties and require us to indemnify Palm for certain liabilities Palm may incur. We also entered into an agreement with Palm for the licensing to Palm of Palm OS for use in the manufacturing of Palm’s mobile information devices. All of the agreements we entered into with Palm were entered into in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from Palm. As a result, the terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

Our operating results historically have been included in Palm’s consolidated U.S. income tax return and consolidated, combined or unitary state income returns and in tax returns of certain foreign subsidiaries. The income tax provision in our financial statements has been determined on a separate-return basis. Pursuant to our tax sharing agreement with Palm, as of the fiscal year ended 2003, $65.4 million of deferred tax assets are deemed attributes of Palm. Accordingly, we will not be able to use these deferred tax assets to offset our corresponding tax liabilities.

We are in the process of negotiating new or revised agreements with various third parties as a separate, stand-alone entity. We cannot assure you that the terms we will be able to negotiate will be as favorable as those we enjoyed as part of Palm. In addition, we benefited from various economies of scale as part of Palm, including shared administrative functions, facilities and sales and marketing organizations. We expect that our costs in some cases will increase as a result of the loss or renegotiation of these agreements, which may not be offset by cost savings in other areas. In addition, we expect that general and administrative expenses will increase in the future due to operating as a public company. In particular, as a result of the distribution, we have a large stockholder base and expect to incur significant costs associated with routine shareholder communications, in addition to the potentially substantial legal and regulatory compliance costs associated with being a public company.

Business

Our revenues consist of license and royalty and support and service revenues. We primarily generate revenues by licensing Palm OS to mobile information device manufacturers. We also generate revenues from providing support and services to our licensees, from the Palm OS Ready program participants and from our online software store. Prior to the distribution, we presented revenues from Palm and Sony, a PalmSource stockholder, separately as related party revenues. Subsequent to the distribution, we present only revenues from Sony as related party revenues.

License and royalty revenues consist principally of revenues earned under software license agreements with manufacturers of mobile information devices. Historically, our license agreements with these manufacturers generally provide for an upfront license fee and additional royalties based on the number of units sold by the licensee incorporating Palm OS. However, we do not expect this trend to continue. We recognize license and royalty revenues when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues from upfront license fees under our agreements are generally recognized over the term of the agreement. License and royalty revenues from royalty fees are generally recognized on a per-unit or net sales royalty basis based on contractually reported information from licensees. Currently, the majority of our royalty revenue stream is derived from licensees with a royalty fee that is calculated on a net sales basis. The royalty rate generally ranges from 3% to 6% of net sales based on the average selling price of the licensee’s Palm Powered product. Payments received in advance of royalties being earned are recorded as deferred revenues.

Our license agreements with licensees may contain minimum commitments. For example, under the Palm software license agreement, minimum annual license and royalty commitments consist of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring on December 3, 2002, 2003, 2004, 2005, and 2006, respectively. Prior to the Handspring merger, Handspring had minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. As a result of the Handspring merger, the Handspring license agreement terminated, we are no longer entitled to the $1.5 million quarterly minimum commitments and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Accordingly, we are losing $6.0 million in Handspring’s annual contractual minimum commitments through April 2009 and our combined revenues from palmOne and Handspring will decline if the merger does not result in significant increased sales. We calculate minimum commitment shortfalls on a quarterly or annual basis based on the terms of the respective license agreement. Shortfalls, if any, are recorded in the period that the minimum commitment becomes due to us.

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

Generally, our licensees experience higher seasonal demand for their products during our second and third fiscal quarters. We believe that this seasonality is primarily the result of the winter holiday season. In addition, certain licensees, including palmOne, satisfy the remaining amount of their yearly minimum commitments, if necessary, in our third fiscal quarter. Historically, these factors have resulted in a substantial increase in revenues for our third fiscal quarter as compared to other quarters in the fiscal year. We expect this seasonal trend to continue for the foreseeable future.

An important part of our strategy is to increase our international sales, particularly in the European and Asian markets. Certain countries in which we currently license or may in the future license our technology require significant withholding taxes on payments for intellectual property that we may not be able to offset against our U.S. tax obligations. In addition, international tax authorities may re-characterize some of our engineering fees as license fees, which could result in increased tax withholdings and penalties.

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on palmOne and, to a lesser extent, Sony for a large percentage of our revenues. Revenues and percentage of total revenues from palmOne, including Handspring and Sony for the three and six months ended November 30, 2003 and 2002 were as follows (in thousands):

	Three Months Ended				Six Months Ended
	November 30, 2003		November 30, 2002		November 30, 2003		November 30, 2002
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
Palm / palmOne	$9,246	55.1%	$7,786	52.7%	$17,552	51.8%	$15,487	51.9%
Sony	1,509	9.0%	2,345	15.8%	3,689	10.9%	4,993	16.7%
Handspring	1,541	9.2%	1,646	11.1%	3,096	9.1%	3,318	11.1%

Although we have recently expanded the number of licensees, these new licensees have yet to introduce products on the market that generate revenues for us. We expect that palmOne and Sony will continue to account for a substantial portion of our revenues for the foreseeable future. However, we expect that revenues from palmOne will gradually decline over time as a percentage of our overall revenues. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012, and our license agreement with Handspring expired upon the closing of the Handspring merger. Royalties from the sale of Handspring products are now subject to the terms of our license agreement with palmOne and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Both of these licensees can cease selling Palm Powered products at any time. However, palmOne will remain subject to its minimum commitment requirements. We cannot assure you that we will be able to renegotiate these licensing agreements on favorable terms, if at all, once they expire.

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

Restructuring

Effective for calendar year 2003, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes EITF Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” we record liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we record new restructuring accruals as liabilities are incurred.

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

Results of Operations

Comparison of Three and Six Months Ended November 30, 2003 and 2002

Related party license and royalty revenues.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Related party license and royalty revenues	$10,343	$9,843	5%	$20,630	$19,452	6%
Percentage of total revenues	61.7%	66.6%		60.8%	65.2%

Prior to the distribution, we recognized revenues from Palm as related party revenues, and subsequent to the distribution, we recognized revenues from palmOne as third party revenues. License and royalty revenues from Palm, which consisted primarily of royalty fees received from shipment of PDAs, were $8.9 million and $7.5 million for the three months ended November 30, 2003 and 2002, and $17.1 million and $14.6 million for the six months ended November 30, 2003 and 2002, respectively. License and royalty revenues from Sony were $1.4 million and $2.3 million for the three months ended November 30, 2003 and 2002, and $3.5 million and $4.9 million for the six months ended November 30, 2003 and 2002, respectively. The increase in related party license and royalty revenues during the three months ended November 30, 2003 over the three months ended November 30, 2002 was principally due to a $1.4 million increase in royalties received from Palm for the sale of Palm Powered devices, offset by $0.9 million in lower royalties received from Sony. The increase in related party license and royalty revenues during the six months ended November 30, 2003 over the six months ended November 30, 2002 was principally due to a $2.6 million increase in royalties received from Palm, offset by a $1.4 million decrease in royalties from Sony. We believe the increase in revenues from Palm during the three and six months ended November 30, 2003 was primarily driven by an increase in the average selling prices from the same period in fiscal year 2002, partially offset by a decline in total units shipped. The increase in average selling price reflects the higher-end mix of products sold for the quarter. The decrease in units shipped reflects soft overall market demand as well as some shift of U.S. retail demand toward competitive products.

Third party license and royalty revenues.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Third party license and royalty revenues	$5,174	$3,786	37%	$10,680	$7,853	36%
Percentage of total revenues	30.8%	25.6%		31.5%	26.3%

The increase in third party license and royalty revenues during the three and six months ended November 30, 2003 over the same period in fiscal year 2002 was principally due to increased license and royalty revenues received from existing licensees, and an increase in license and royalty revenues of $0.7 million and $1.2 million from new licensees, respectively. License and royalty revenues from Handspring were $1.5 million and $1.6 million for the three months ended November 30, 2003 and 2002, and $3.0 million and $3.2 million for the six months ended November 30, 2003 and 2002, respectively. Prior to the Handspring merger on October 28, 2003, Handspring had minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. The Handspring license agreement terminated as a result of the Handspring merger. We are no longer entitled to the $1.5 million quarterly minimum commitment through April 2009 and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Accordingly, our combined revenues from palmOne and Handspring will decline if the merger does not result in significant increased sales.

Related party support and service revenues.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Related party support and service revenues	$214	$288	(26)%	$413	$1,028	(60)%
Percentage of total revenues	1.3%	1.9%		1.3%	3.5%

Support and service revenues from Palm were $0.1 million and $0.2 million for the three months ended November 30, 2003 and 2002 and $0.2 million and $0.9 million for the six months ended November 30, 2003 and 2002, respectively. Support and service revenues from Sony were $0.1 million and $0.1 million for the three and six months ended November 30, 2003, and $0 and $0.1 million for the three and six months ended November 30, 2003 and 2002, respectively. The decrease in related party support and service revenues during the three months ended November 30, 2003 over the same period in fiscal year 2002 was due to a decrease of approximately $0.1 million in support revenues from Palm. The decrease in related party support and service revenues during the six months ended November 30, 2003 over the same period in fiscal year 2002 was primarily due to a decrease of $0.6 million in professional service revenues from Palm.

Third party support and service revenues.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Third party support and service revenues	$1,041	$871	20%	$2,181	$1,505	45%
Percentage of total revenues	6.2%	5.9%		6.4%	5.0%

The increase in third party support and service revenues during the three and six months ended November 30, 2003 over the same periods ended November 30, 2002 was due to an increase of $0.2 million and $0.4 million in support revenues from new maintenance and support contracts and an increase of $0 and $0.2 million in professional service revenues, respectively.

Cost of license and royalty revenues.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Cost of license and royalty revenues	$611	$2,114	(71)%	$1,991	$4,333	(54)%
Percentage of total revenues	3.6%	14.3%		5.8%	14.6%

Cost of license and royalty revenues principally represents royalty payments to third-party technology vendors, payments to publishers for eBook content and amortization of purchased intangible assets. The decreases in cost of license and royalty revenues during the three and six months ended November 30, 2003 compared to the same periods in fiscal year 2002 in absolute dollars and as a percentage of total revenues were primarily due to the decrease of $1.4 million and $2.6 million, respectively, in amortization of purchased intangibles from the Smartcode, Actual Software, and WeSync acquisitions as the intangible assets became fully amortized by the end of fiscal year 2003 and an increase in revenues for such periods. The total decrease in the six months ended November 30, 2003 compared to the six months ended November 30, 2002 was also attributed to the elimination of payments to eBook content providers due to the sale of the Palm Digital Media product line to PalmGear in August 2003, offset by a $0.3 million increase in royalty payments for licensed technology. The majority of our cost of license and royalty revenues are of a fixed nature, either the amortization of purchased intangibles or term license fees paid to technology vendors recognized ratably, and are not directly related to or allocable to either third party or related party revenues. We expect cost of license and royalty revenues to increase due to increased royalty payments for licensed technology to support new versions and features of Palm OS, which are partially offset by a decline in amortization of purchased intangible assets as certain intangible assets become fully amortized and the elimination of payments to eBook content providers due to the sale of the Palm Digital Media product line to PalmGear in August 2003.

Cost of support and service revenues.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Cost of support and service revenues	$428	$626	(32)%	$972	$1,353	(28)%
Percentage of total revenues	2.6%	4.2%		2.9%	4.5%

Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The decreases in cost of support and service revenues during the three and six months ended November 30, 2003 compared to the same periods in fiscal year 2002 in absolute dollars and as a percentage of total revenues were due to the decrease of $0.1 million in both periods for allocated overhead that was principally information technology and real estate costs, a decrease of $0.1 million and $0.2 million, respectively, in the cost of professional services as total professional services revenue declined, and an increase in total revenues for such periods. We expect support and service gross profit to increase in the future as we intend to expand our professional services business and as economies of scale are achieved in the support organization.

Research and development expenses.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Research and development expenses	$8,117	$10,174	(20)%	$16,969	$21,190	(20)%
Percentage of total revenues	48.4%	68.8%		50.1%	71.1%

Research and development expenses consist primarily of personnel and related costs to support our product development and related information technology and facilities costs. The decreases in research and development expenses during the three and six months ended November 30, 2003 compared to the same periods in fiscal year 2002 in absolute dollars and as a percentage of total revenues were primarily due to a $1.6 million and $2.7 million, respectively, decrease in employee related expenses resulting from headcount reductions initiated during the third quarter of fiscal year 2003, a $0.3 million and $1.4 million, respectively, decrease in allocated overhead that was principally real estate and information technology costs, and an increase in revenues during the respective periods. Our research and development expenses are primarily fixed employee costs. These costs are monitored and reviewed by management, and we expect to respond according to market conditions and economic trends.

Sales and marketing expenses.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Sales and marketing expenses	$5,039	$4,330	16%	$9,625	$8,437	14%
Percentage of total revenues	30.0%	29.3%		28.4%	28.3%

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials and customer conferences and related information technology and facilities costs. The increases in sales and marketing expenses during the three and six months ended November 30, 2003 compared to the same periods in fiscal year 2002 in absolute dollars and as a percentage of total revenues were primarily due to an increase of $0.5 million and $1.0 million, respectively, in employee related costs. We expect sales and marketing expenses to fluctuate in response to market conditions, geographic expansion, economic trends, and the cost and timing of future PalmSource developer conferences.

General and administrative expenses.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
General and administrative expenses	$5,023	$3,281	53%	$8,755	$5,977	46%
Percentage of total revenues	29.9%	22.2%		25.8%	20.0%

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. The increases in general and administrative expenses during the three and six months ended November 30, 2003 compared to the same periods in fiscal year 2002 in absolute dollars and as a percentage of total revenues were primarily due to an increase of $1.7 million and $2.6 million, respectively, in employee related costs. We expect general and administrative expenses to continue to increase as we fully establish our own, separate administrative functions and negotiate new or revised agreements such as directors and officers insurance and agreements with various third parties as a separate, stand-alone company. In addition, we expect that general and administrative expenses will increase in the future due to operating as a public company. In particular, as a result of the distribution, we have a large stockholder base and expect to incur significant costs associated with routine shareholder communications, in addition to the potentially significant legal and regulatory compliance cost associated with being a public company.

Amortization of intangible assets.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Amortization of intangible assets	$65	$105	(38)%	$163	$210	(22)%
Percentage of total revenues	0.4%	0.7%		0.5%	0.7%

Amortization of intangible assets consists of amortization related to our acquisitions. Amortization of intangibles from prior acquisitions were completed in the second quarter of 2004.

Separation costs.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Separation costs	$6,067	$1,410	330%	$7,092	$1,893	275%
Percentage of total revenues	36.2%	9.5%		20.9%	6.3%

Separation costs are generally consulting and professional fees related to separating our business from Palm, effecting the distribution and establishing PalmSource as a separate independent company. The increase for the three and six month ended November 30, 2003 compared to the same period ended in November 30, 2002 was primarily due to an increase of $3.9 million and $1.3 million in investment banking fees and professional fees, respectively. On October 28, 2003, Palm’s stockholders approved the distribution of PalmSource from Palm. As the distribution was completed in the second quarter of fiscal year 2004, we do not expect to incur substantial separation costs in future periods.

Interest expense.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Interest expense	$146	$120	22%	$273	$240	14%
Percentage of total revenues	0.9%	0.8%		0.8%	0.8%

Interest expense for the three and six months ended November 30, 2003 represent interest on the $20.0 million 2.48% note payable to Palm through the distribution date. Interest subsequent to the distribution date represents interest for the $15.0 million, 5% convertible, subordinated note issued to Texas Instruments. Interest expense for the three and six months ended November 30, 2002 represents interest for the $20.0 million 2.48% note payable to Palm. We expect interest expense to increase due to the net increase between the interest on the $15.0 million 5% convertible subordinated note payable to Texas Instruments and the elimination of the note payable to Palm that bore interest at 2.48%. See section titled “ – Liquidity and Capital Resources – The Convertible Note” for further discussions.

Interest and other income (expense), net.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Interest and other income (expense), net	$(43)	$(300)	(86)%	$38	$(3,875)	(101)%
Percentage of total revenues	(0.3)%	(2.1)%		0.1%	(12.9)%

The change in other income (expense) in the three and six months ended November 30, 2003 compared to the same periods in fiscal year 2002 was primarily due to $0.4 million and $0.7 million, respectively, paid to Palm for expenses relating to a $50.0 million bond posted by Palm pending resolution of the Xerox litigation. The bond was released in April 2003. In addition, the change in other income (expense) in the six months ended November 30, 2003 compared to the same period in fiscal year 2002 was primarily due to a $3.2 million charge related to a write-down in our investment in a private equity security, which had been carried at cost and for which we determined the decline in value of our entire investment to $0.8 million to be other than temporary during the six months ended November 30, 2002. In addition, in the six months ended November 30, 2002, $0.7 million was paid to Palm for expenses relating to a $50.0 million bond posted by Palm pending resolution of the Xerox litigation that was released in April 2003. We expect other income (expense) to fluctuate in future periods due to changes in interest rates and foreign exchange fluctuations.

Income tax provision.

(Amounts in thousands)	Three Months Ended			Six Months Ended
	November 30,		Percent	November 30,		Percent
	2003	2002	Change	2003	2002	Change
Income tax provision	$356	$601	(41)%	$1,013	$1,384	(27)%
Percentage of total revenues	2.1%	4.0%		3.0%	4.7%

We incurred net operating losses for both three- and six-month periods in fiscal year 2003 and 2002, and as a result we did not record a benefit for temporary differences and maintained a full valuation allowance. The income tax provision for both the three- and six-month periods in fiscal years 2003 and 2002 consist primarily of changes in the deferred tax liability and foreign withholding taxes.

Liquidity and Capital Resources

Cash Flows

At November 30, 2003, we had cash and cash equivalents of $34.1 million, representing a decrease of $3.4 million from May 31, 2003. Net cash used for operating activities was $9.2 million for the six months ended November 30, 2003, and net cash used for operating activities was $5.9 million for the six months ended November 30, 2002. The increase in cash used for operating activities for the six months ended November 30, 2003 as compared to the six months ended November 30, 2002 was primarily due to increase in accounts receivables from Palm as higher revenues were reported in the current period compared to the prior period, and decrease in deferred revenue as a result of higher amortization of deferred revenue than prepayment of revenues, offset by a transaction with PalmGear during the first quarter of fiscal year 2004 in which we received net proceeds in the six-month period ended November 30, 2003 of $3.3 million. Our arrangement with PalmGear was classified as deferred revenue, which is to be recognized ratably over the three-year term of the arrangement. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront initial license fees and timing of shortfall payment minimums. If we are unable to obtain significant upfront fees or otherwise increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future.

Net cash used for investing activities was $0.3 million and $2.6 million for the six months ended November 30, 2003 and 2002, respectively. During the first half of fiscal year 2002, the increase in property and equipment was primarily due to tenant improvements and information technology infrastructure cost to relocate to the Sunnyvale facility. We have historically used cash for acquisitions of businesses with complementary technologies and for the purchase of property, plant and equipment. We anticipate capital expenditures for property, plant and equipment to be approximately $0.6 million for the remainder of fiscal year 2004. We may use cash resources to pursue strategic acquisitions or investments in other companies that provide products and services that are complementary to ours.

Net cash provided by financing activities was $6.0 million for the six months ended November 30, 2003 and $17.6 million for the six months ended November 30, 2002. Historically, Palm has been our principal source of cash from financing activities. Since the separation of the Palm and PalmSource businesses, Palm has made net capital contributions and transfers to us in cash of $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date, October 28, 2003, which is net of the transfer to us of the $15.0 million 5% convertible subordinated note due 2006 to Texas Instruments. The note is convertible into our common stock. See the section titled “—The Convertible Note” below for a more detailed description of the note. Since the distribution, palmOne is no longer providing funds to finance our working capital or other cash requirements. Therefore, we may require or choose to obtain additional debt or equity financing in the future. In October 2002, we received an investment of $20.0 million from Sony for 3,333,333 shares of our Series A preferred stock at a purchase price of $6.00 per share, which automatically converted into 666,666 shares of our common stock at the time of the distribution.

Line of Credit

In October 2003, we entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit. Borrowings under the line of credit are to be repaid on or before October 10, 2005 and bear interest, at our option, at either the prime rate plus 1.75% per annum or LIBOR plus 4.75% per annum. Borrowings under the line of credit are collateralized by substantially all of our assets except for our intellectual property. There is a negative pledge for our intellectual property wherein, in the event we borrow under the line of credit, the intellectual property may not be used as collateral or otherwise pledged or encumbered. The agreement requires us to maintain certain non-financial and financial covenants, which require us to maintain minimum amounts of revenues, profitability, cash, and liquidity. At November 30, 2003, no borrowings were outstanding under the line of credit.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our current cash and cash equivalents, together with cash expected to be generated from operations, will be sufficient to satisfy our working capital, capital expenditures and operating expense requirements for the next 12 months. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure you that financing, if needed, will be available on favorable terms, if at all. Any equity financing will dilute the ownership interests of our stockholders, and any debt financing may contain restrictive covenants.

The Convertible Note

In December 2001, Palm issued a $50.0 million 5% convertible subordinated note due 2006, or the original Palm note, to Texas Instruments. The original Palm note had a conversion price of $92.6316 per Palm share or a conversion rate of 10.79545 Palm shares per $1,000 of principal amount (in each case, after giving effect to Palm’s one-for-twenty reverse stock split, which was effective October 15, 2002).

In connection with the distribution, Palm and Texas Instruments agreed that the original Palm note would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by us, or the PalmSource note. Immediately following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. The new Palm note is convertible only into palmOne common stock and the PalmSource note is convertible only into our common stock. The conversion price of each of the two notes was set according to formulas agreed to by Palm and Texas Instruments. The conversion price of the PalmSource note is $119.54 per share or 125,481 shares of our common stock. Interest on the PalmSource note is payable semi-annually, in June and December. The $15.0 million principal amount of the PalmSource note is payable in December 2006, unless converted earlier into our common stock.

Commitments

Future payments under contractual obligations and other commercial commitments, as of November 30, 2003, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$2.3	$1.8	$0.5	$—	$—
Third-Party Royalty Commitments	2.3	0.3	0.9	0.9	0.2
Long-Term Convertible Subordinated Note	15.0	—	15.0	—	—

Total Contractual Obligations	$19.6	$2.1	$16.4	$0.9	$0.2

Our facility leases are under non-cancelable lease agreements. Our leases expire at various dates through September 2005.

In June 2002, we entered into two royalty agreements with third-party vendors for certain licensed technology, which include minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.1 million for the remaining six months of fiscal year 2004, $0.5 million in fiscal year 2005, $0.5 million in fiscal year 2006, $0.5 million in fiscal year 2007, $0.4 million in fiscal year 2008, and $0.3 million in fiscal year 2009.

In addition, we have certain payments due to palmOne under the business services and other agreements that we entered into with Palm, including indemnification of palmOne under the tax sharing agreement for, among other matters, any tax liability incurred by palmOne on account of the sale of our common stock in connection with the distribution.

Under the indemnification provisions of our standard software license agreements, we agree to defend the licensee against third-party claims asserting infringement by our products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee.

We have agreements whereby we indemnify our executive officers and directors for certain events or occurrences while the executive officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the executive officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, our directors and executive officers are currently covered under our director and officer insurance policy.

As part of our separation agreements, palmOne is required to indemnify us for certain damages that we may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements, if palmOne is required to pay Xerox as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, we will be required to pay any shortfall amounts. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. While we believe that there are adequate defenses to the claims made by Xerox, we cannot assure you that palmOne will be successful or that an adverse outcome will not significantly harm, our business, results of operations and financial condition would be significantly harmed, and we may be rendered insolvent.

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

We have not been profitable during any of the periods for which we have prepared historical financial statements. During the quarters ended November 30, 2003 and 2002, we had net losses of approximately $9.1 million and $8.3 million, respectively, on revenues of $16.8 million and $14.8 million, respectively. Cash used for operations for the six months ended November 30, 2003 and was $9.2 million and $5.9 million, respectively. In addition, as of November 30, 2003, our tangible assets were less than our total liabilities, resulting in a negative tangible net worth. We may not be able to liquidate our assets to pay our liabilities if we are unable to fund our operations in the future. While we have historically received upfront, initial license fees, which partially funded our negative cash flow from operations, we do not expect this trend to continue. We have historically had negative cash flow from operations and may not achieve positive cash flow in the future.

We may incur losses and negative cash flows for the foreseeable future, particularly if our revenues do not increase substantially, if our expenses increase faster than our revenues, or if we make unanticipated capital expenditures or if, as we expect, we experience a significant decline in upfront license fees. Our ability to increase revenues and achieve and sustain profitability will also be affected by other risks and uncertainties described in this quarterly report. If we do not increase revenues substantially or cannot raise additional capital, which may not be available on reasonable terms or at all, we may not be able to fund operations in the future.

We currently derive our revenue from a small number of licensees of Palm OS, and the failure of one or more of them could significantly harm our future business prospects.

We currently derive our revenue from a small number of licensees of Palm OS. Revenue from Palm was $9.0 million, or 54.0% of total revenues for the quarter ended November 30, 2003 and $7.8 million, or 52.7% of total revenues, for the quarter ended November 30, 2002. Revenue from Sony was $1.5 million, or 9.0% of total revenues, for the quarter ended November 30, 2003 and $2.3 million, or 15.8% of total revenues, for the quarter ended November 30, 2002. Revenue from Handspring was $1.5 million, or 9.1% of total revenues, for the quarter ended November 30, 2003 and $1.6 million, or 11.2% of total revenues, for the quarter ended November 30, 2002. Although we have recently expanded the number of licensees, these new licensees have yet to introduce products on the market that generate revenues for us. Additionally, the acquisition of Handspring by Palm has increased our customer concentration. We expect that palmOne and Sony will continue to account for a substantial portion of our revenues for the foreseeable future. If revenues from either palmOne or Sony do not grow as we anticipate, if either of them decides not to incorporate Palm OS into their future products, if either of them decides not to use Palm OS as the primary operating system for their future products or if palmOne experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will need to significantly reduce our expenses or increase our revenues from other sources to stay in business. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012 and our license agreement with Handspring was terminated following the Handspring merger. Nothing restricts these licensees from competing with us or offering products based on competing operating systems and these licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. However, in the event that palmOne chose to offer products based on competing operating systems, palmOne would still be required to pay the minimum annual payments pursuant to the license agreement. Once these license arrangements expire, we may not be able to renegotiate them on favorable terms, or at all. If we do not continue to generate significant revenues from palmOne or Sony or if we are unable to generate an increased percentage of our revenues from other licensees, our business, results of operations and financial condition will be significantly harmed.

Our operating results are difficult to predict. We do not have a long history of operations, our operating results have fluctuated significantly and we have only operated separately from palmOne since October 28, 2003. Factors that may cause fluctuations in our operating results, in addition to those disclosed elsewhere in this section titled “Cautionary Factors That May Affect Future Results” include the following:

•	shortfall payments from licensees in a given quarter to satisfy minimum quarterly or annual license and royalty commitments, as such payments are recorded in the period that the minimum commitment becomes due to us;

•	delays in the development or launch of Palm Powered products by our licensees;

•	changes in consumer and enterprise spending levels, which may fail to meet our expectations;

•	a shifting mix in the balance between license fees derived from upfront royalty payments, license fees calculated as a percentage of revenues derived from Palm Powered products and license fees based on fixed dollar amounts per unit sold;

•	changes in general economic conditions and specific market conditions that may impact demand for our products and services;

•	seasonality of demand for Palm Powered products and services that may cause our revenues to fluctuate on a sequential quarter to quarter basis;

•	changes in licensing fees due to third parties for technologies incorporated in the Palm OS platform; and

•	an increase in reliance on third-party software licenses.

Because our revenues fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Any of these factors could cause our results of operations to fall below the expectations of analysts, our stockholders or others, resulting in a significant decrease in our stock price and harm our business, results of operations, and financial condition.

In connection with our separation agreements, palmOne has agreed to indemnify us for damages incurred due to certain litigation with Xerox Corporation; if palmOne is unsuccessful in the litigation and is unable to or does not indemnify us, our business, results of operations, financial condition and cash flows would be significantly harmed, we may not be able to stay in business, and our licensees may not be able to ship products with Graffiti handwriting recognition software.

palmOne is a defendant in a civil action brought by Xerox Corporation in 1997 relating to the Graffiti handwriting recognition software then used in handheld computers using Palm OS. The complaint by Xerox alleged willful infringement of U.S. Patent No. 5,596,656, or the ’656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In December 2001, the trial court held that the ’656 patent was valid, enforceable and infringed. The December 2001 ruling was appealed, and in a February 2003 decision the appellate court remanded the case to the trial court for a determination of the issues of invalidity and enforceability of the ’656 patent. On December 10, 2003 the trial court heard motions from Xerox and the defendants for summary judgment on the issues of invalidity of the ’656 patent. The trial court has not yet ruled on these motions, but we expect a ruling may be issued any time in the next six months. We have not yet been added as a defendant in the case, but Xerox may seek to add us at any time.

As part of our separation agreements, palmOne has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation, whether or not we are a defendant. palmOne has indicated that it intends to continue to defend itself vigorously against these claims. However, we cannot assure you that palmOne will continue to defend itself or be successful. In 2002, we licensed technology which we used to create an alternative handwriting recognition system for use in Palm OS, referred to as Graffiti 2, which we now offer to all of our licensees. At the end of 2002, we began offering this alternative software to our existing licensees, and disclaimed responsibility for any damages resulting from any shipments after that time of the original versions of Graffiti handwriting recognition software by our licensees. However, under our license agreements with our licensees we have agreed to indemnify them for any damages they incur due to infringement by our or palmOne’s intellectual property, and accordingly we could be liable for damages resulting from use of the original version of the Graffiti handwriting recognition software prior to our offering of Graffiti 2. If palmOne is not successful in the litigation, Xerox will likely seek an injunction from the court preventing our licensees from offering products with the original version of Graffiti handwriting recognition software. If the court issues an injunction in favor of Xerox, we would lose any additional royalties that might have been due from those licensees that are continuing to ship the original version of Graffiti. As a result, and if palmOne is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements with palmOne, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of the judgment or the due date under the settlement, we will be required to pay any shortfall amounts to Xerox. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, these damages could be substantial.

The pending litigation may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer and licensee relationships and substantial declines in our stock price. In addition, if palmOne is required to pay damages to Xerox, they may no longer be able to pay us the minimum annual commitments due under our license agreement with palmOne. Accordingly, if Xerox is successful in its claims against palmOne, and palmOne does not or is unable to indemnify us for these claims, our business, results of operations, financial condition and cash flows could be significantly harmed, and we may be rendered insolvent.

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, reduced margins and loss of market share, which would seriously decrease customer demand and harm our business, financial condition and results of operations.

We compete principally in the operating system software platform and services markets. These markets are highly competitive, and we expect competition to increase in the future. We compete primarily with Microsoft Corporation and Symbian Ltd. For example, Microsoft may use its leading position in the enterprise applications market to gain competitive advantage in the markets on which we focus. Furthermore, Microsoft may package product offerings that compete with us together with other product offerings which we could not match. Microsoft has substantially more resources than we do and Symbian, which is supported by companies such as Nokia Corporation and Sony Ericsson Mobile Communications AB, has a substantial portion of the worldwide smartphone market, a market that we believe is important to our future success. In addition, there are proprietary operating systems; open source operating systems, such as Linux; and other software technologies, such as Java or technology licensed from Research In Motion Limited, or RIM, which could be integrated into devices that compete with Palm Powered devices. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products and services and to promoting their products within the third-party developer community.

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

We believe the market for PDAs, our traditional strength, may be maturing. As a result, we anticipate that our future revenue growth will come from other mobile information devices, in particular smartphones that incorporate Palm OS. The smartphone operating system market is highly competitive, with Microsoft and Symbian devoting significant resources to compete against us. If we are unsuccessful in penetrating the markets for smartphones or other devices or these markets do not develop as anticipated, our business will not grow as expected and our revenues will suffer. To compete in the smartphone and other new markets, we expect to enhance Palm OS by licensing additional technologies from third-party vendors. However, we cannot assure you that we will be able to successfully license this technology or that we will be able to negotiate favorable terms on these third-party royalty contracts or that we will be able to generate sufficient royalty revenues to offset the additional costs associated with these contracts. If we are unable to do so, our cost of license revenues and cost of sales will increase, and our gross margins could be materially impacted, which would adversely affect our business, results of operations and financial condition.

Our success depends on the development, sales and marketing efforts of our licensees.

Our ability to generate revenues is largely dependent on the development, sales and marketing efforts of our licensees. If one or more of our licensees fails to develop or generate sales of Palm Powered products, our revenues could be harmed. We are subject to many risks beyond our control that influence the success or failure of a particular licensee, including, but not limited to:

•	competition faced by the licensee in its particular market;

•	technical challenges unrelated to our technology that are faced by the licensee in developing its products;

•	the ability of our licensees to sell into wireless carriers and to obtain carrier network certification;

•	market acceptance of the licensee’s products in the face of shifting consumer and enterprise preferences;

•	the engineering, sales and marketing and management capabilities of the licensee; and

•	the financial and other resources of the licensee.

If our licensees do not successfully develop, market and sell Palm Powered products, our revenues and profitability will suffer and our business will be harmed.

We depend on wireless carriers accepting our platform software intended for smartphones.

The acceptance of smartphones by the market is highly dependent upon the procedures of wireless carriers. Wireless carriers are relatively few in number and their qualification, network certification and adoption procedures are long and stringent. We have limited experience in developing platform software intended for use in smartphones that comply with such procedures. Our competitors already have established relationships with a number of the wireless carriers. We cannot assure you that we will succeed in developing platform software to enable our licensees’ products to meet wireless carriers’ procedures or that wireless carriers will accept or promote the success of our licensees’ products. If our licensees’ products do not comply with wireless carriers’ qualification, network certification and adoption procedures or if wireless carriers do not promote the success of our licensees’ products, our business will be harmed.

We cannot accurately predict when we will recognize revenues from a particular licensee, if at all, or whether a particular licensee will ultimately market products incorporating Palm OS.

Once we enter into a license agreement, it often takes four to 24 months, depending on the specific technical capabilities of the licensee and the complexity of the licensee’s product, for our licensees to develop commercially available products, if at all, on which we can begin to recognize license revenues. The process of persuading licensees to adopt our technology can be lengthy and, even if adopted, we cannot assure you that our technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. Due to these challenges, predicting when a new licensee will generate product royalty revenues, if at all, is difficult. If we invest management and engineering resources in a licensee but the licensee’s product is ultimately not introduced to market or is not well received by end users, our operating results would suffer. Even if a licensee’s product is introduced to market, the revenue recognition of royalties derived from sales of the product may be deferred to a later period, or may be recognized over an extended period, in accordance with U.S. generally accepted accounting principles.

If we, or our licensees that incorporate Palm OS, fail to develop and introduce new products and services timely and successfully, we will not be able to compete effectively, our operating results may fluctuate and our ability to generate revenues will suffer.

We operate in a highly competitive environment characterized by rapid technological changes, frequent new product and service introductions, evolving industry standards, and changing customer demands. The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Our future success depends on our ability to develop and introduce in the mobile information device market new products and services that our customers and end users choose to buy. In addition, we rely heavily on the efforts of our licensees and third-party developers for the development of new products and services based on Palm OS.

We have made, and we intend to continue to make, significant investments in research and development. However, if we or our licensees or third-party developers fail to anticipate our customers’ and end users’ needs and technological trends accurately and are unsuccessful at developing and introducing appealing new products and services on a cost-effective and timely basis with acceptable prices and terms, we will not be able to compete effectively, our ability to generate revenues will suffer and our operating results will be harmed.

If Palm Powered products do not effectively interoperate with software running on desktop and network servers, the attractiveness and use of Palm OS could be adversely affected.

Palm Powered products depend upon effective interoperability with software running on personal computers and network servers to acquire and backup information. Interoperability with this other software can be affected by the design of the personal or network server operating environments, the device which incorporates Palm OS or Palm OS itself. For example, if Microsoft modified its desktop or server software products to make them incompatible with Palm OS, demand for Palm Powered devices would likely be significantly reduced, particularly among existing users of Microsoft products. If the desktop or network server interoperability of Palm OS devices is compromised in any way, the attractiveness and use of Palm OS could be adversely affected. As a result, our business, results of operations and financial condition would be seriously harmed.

The Palm OS platform and other software products may contain errors or defects, which could result in the rejection of our products and services and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

The Palm OS platform is complex and must meet stringent manufacturer and user requirements. We must develop our software products and services quickly to keep pace with the rapidly changing mobile information device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, particularly when first introduced or when new models or versions are released. These errors or defects may include vulnerability to computer viruses. Palm OS may not be free from errors or defects after commercial shipments by our licensees have begun, which could result in the rejection of products and services based on Palm OS, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty and indemnity claims, which could harm our business, results of operations and financial condition.

Third parties have claimed and may claim in the future that our products infringe their intellectual property; if these claims are successful, we could suffer significant litigation or licensing expenses or be prevented from licensing Palm OS to our licensees who sell Palm Powered products.

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, Xerox and palmOne are in litigation relating to the original version of Graffiti handwriting recognition software used in handheld computers using Palm OS, which is discussed in more detail above. We may be added to the complaint by Xerox. If an injunction is obtained by Xerox, it could have a significant adverse impact on our operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. As part of our separation agreements, palmOne has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation, but palmOne is not required to indemnify us for any profits we lose as a result of the litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, or if any liability we are ruled to have to Xerox is outside the scope of palmOne’s indemnification obligations to us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses.

We evaluate the validity and applicability of third-party intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we, Palm OS licensees or end users of Palm Powered products are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. In addition, our licensees may be entitled to seek indemnification from us for any claims of infringement brought against them that arise out of the intellectual property they have licensed from us.

Any litigation regarding patents or other intellectual property is likely to be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all, and the obligations under such agreements could result in substantial expenses. If we are unable to enter into royalty or license agreements, our business may be harmed. In addition, a licensee’s or developer’s development, marketing or sales of our products could be severely disrupted or shut down as a result of litigation or claims of infringement, which could adversely affect our business, results of operations and financial condition. We also may be subject to significant monetary damages or court-ordered injunctions that restrict or prevent the development and sale of our products. Any or all of these factors could have a material adverse effect on our business, results of operations and financial condition.

We make use of intellectual property that was developed prior to our separation from Palm. In connection with the separation, we executed agreements that allocated ownership of and granted cross-licenses to intellectual property of PalmSource and Palm. In the future, palmOne or a successor to palmOne may seek to use these agreements to restrict our use of intellectual property that was allocated or licensed to us by these agreements. For example, palmOne may interpret field-of-use restrictions differently from us, so as to restrict us from using licensed intellectual property in the fulfillment of our business plans or to allow palmOne to use intellectual property in a way that adversely impacts our business. In addition, palmOne may seek to interpret the allocation of rights under the separation agreements so as to obtain ownership of intellectual property currently owned by us. Furthermore, if palmOne does not hold clear and complete title to the intellectual property retained by it under these agreements, or holds this intellectual property subject to prior grants of licenses or other rights, our license to use this intellectual property may be invalidated or impaired by a third party possessing ownership, license, or other rights.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. Policing the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Regardless of the merits of any claim, intellectual property litigation is expensive and time-consuming and could divert our management’s attention from operating our business. Despite our efforts, we may not be successful in any litigation or other enforcement action we may bring, may not be able to detect infringement and, as a result, may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

In the past, there have been thefts and attempted thefts of computer equipment from us and our employees. This computer equipment has contained proprietary information and intellectual property. We have formulated a security plan to reduce the risk of any future thefts and have cooperated with law enforcement officials in an investigation of past incidents. We also generally enter into confidentiality agreements with our employees and with our licensees and our developers. We may not be successful in preventing future thefts, or in preventing those responsible for past thefts from using our technology to produce competing products. The unauthorized use of our technology by competitors could have a material adverse effect on our ability to sell our products.

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

We currently intend to expand our international presence in countries that may not protect our intellectual property rights to the same extent as the laws of the United States, which may increase the risk of infringement of our intellectual property.

As part of our business strategy, we intend to expand our international presence by targeting countries with large populations and propensities for adopting new technologies including China, India and Brazil. However, many of the countries we are targeting do not prevent misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property that infringe our rights. Effective copyright, trademark and trade secret protections may be unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which our technology is licensed, or may in the near future be licensed, may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing on our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions and negatively impact our business.

We currently intend to establish engineering resources or to outsource engineering services or both outside of the United States in countries that may not protect our intellectual property and confidential information or the intellectual property or confidential information of our licensees or partners to the same extent as the laws of the United States. This may increase the risk of misappropriation or infringement of our intellectual property or the intellectual property or confidential information of our licensees or partners.

As part of our business strategy, we currently intend to establish engineering resources or to outsource engineering services or both in China and India. Effective patent, copyright, trademark and trade secret protections may be unavailable or limited in these countries. In particular, the laws of China or India may not protect our intellectual property rights and our confidential information or that of our licensees and partners to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions, including our employees and consultants, from misappropriating or infringing on our intellectual property rights and confidential information or that of our licensees or partners, which could reduce our competitive advantage and ability to compete in our markets, cause us to incur substantial legal fees, expose us to liability to our licensees and partners, result in strained relationships with or licensees and partners and otherwise negatively impact our business.

If we do not continue to support our third-party developer community or provide attractive incentives to encourage application development, these developers may cease development of new Palm OS applications, which could affect our competitive advantage, lower the value of our products to end users and affect our licensees’ ability to market their products incorporating our products and services.

The proliferation of applications that run on Palm Powered products has largely been attributable to our extensive third-party developer community, which we continue to rely on for future application development. More than 275,000 developers have registered to use Palm OS developer tools to create software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, more than 20,000 applications are available for Palm Powered products. We must continue to provide support for these developers and provide attractive incentives to encourage future Palm OS application development. For example, we do not have the resources to provide cash incentives to our developers, as some of our competitors do. If we are unable to retain our existing developer community and attract additional third-party developers, the availability of new software applications for Palm OS may be adversely affected, which could affect our ability to compete, lower the value of Palm Powered products to end users and affect our licensees’ ability to market our products and services, cause our operating results to fluctuate and adversely affect our business, results of operations and financial condition.

If we are unable to obtain key technology from third parties on a timely basis that is free from errors or defects or we are required to develop such technology ourselves, we may have to cancel or delay the release of certain features in the Palm OS platform and product shipments or incur increased costs.

We license third-party software for use in the Palm OS platform as well as to provide software development tools to enable applications to be written for the Palm OS platform. In addition to third-party licensed software, we may enter into joint development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for the Palm OS platform that we will then own and may later incorporate into new releases of the Palm OS platform. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed or our offering of features could be reduced, which could adversely affect our business or results of operations. In addition, our reputation and business could be harmed and we could incur damages if third-party licensed software contains errors or defects that are not discovered and fixed prior to release of our products. Furthermore, a third-party developer or joint developer may improperly use or disclose the software, which could adversely affect our competitive position. Because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available. If we are unable to offer technology that our licensees need to build successful Palm Powered products, which we obtain by licensing the technology from third parties or developing it internally, then our business would suffer.

For example, Graffiti 2 includes a subcomponent of the Jot technology we license from Communication Intelligence Corporation, or CIC. If the technology components we license from CIC contain errors or defects or cannot be seamlessly integrated into the products of our licensees, our licensees’ ability to market their products may be delayed or canceled. Further, should we be required to license the Jot technology after expiration or termination of the Jot license or if the Jot technology were no longer available for any other reason, such as the termination or sale of the Jot product line by CIC or the acquisition or bankruptcy of CIC, we may be unable to renegotiate the license on favorable terms or obtain alternative technology from another third party, which may require us to license other third-party solutions, develop aspects of the functionality ourselves or cease offering certain applications or features of Palm OS. Any of these events may result in lost sales, higher licensing costs to us and delayed shipment of products based on Palm OS, which could adversely affect our business, results of operations and financial condition.

Products incorporating the Palm OS technology that are marketed by our licensees or other strategic partners may contain errors or defects, which could result in the rejection of our products and services and damage to our brand, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

We cannot fully control the business and quality control standards of our licensees, many of whom are device manufacturers, and we are unable to completely monitor the distribution to end users of products containing our technology. We cannot assure you that the products and services provided by our licensees are free from errors or defects. If Palm Powered products contain errors or defects, it could result in the rejection of these products and services by users, damage to our reputation, lost revenues and diverted development resources, which could adversely affect our business and results of operations. The presence of errors or defects in Palm Powered products could also result in increased customer service and support costs and warranty claims and could subject us and our licensees to product liability claims, any of which could harm our business, results of operations and financial condition.

We may periodically restructure our operations or change our pricing model, which could harm our operating results in the short term before we receive any benefits from these changes, if at all.

We continually evaluate the strengths and weaknesses of our operations. In connection with this evaluation, we may decide to reduce or realign our available resources and, as a result, shut down or sell business lines that do not fit into our long-term business plan. For example, in February 2003, we reduced our worldwide headcount by approximately 18%, and in August 2003, we sold our Palm Digital Media product line to PalmGear. If we reduce headcount in the future, we will incur significant severance and termination costs and other related expenses that could harm our business before we were to receive any benefit, if at all, from the reduced headcount expenses. If we shut down any of our business lines in the future, we may incur costs or charges, receive less in the sale than such assets are worth, disrupt customer goodwill or lose revenue streams in connection with such a restructuring that could harm our business before we were to receive any benefit, if at all, from the restructuring. In addition, we may introduce changes to our pricing model, and these changes may not result in increased or even the same level of revenues in the timeframes that we anticipate, or at all.

Our operating results may suffer if we do not grow our services business as anticipated.

We believe that our future business prospects depend in part on our ability to generate service revenues from our licensees. We currently do not generate significant service revenues and may not be able to in the future. Our service offerings will have to achieve market acceptance and meet an expanding range of customer requirements to be successful. If we are not able to meet these requirements and grow our service revenues, our operating results may be harmed.

Our sales cycle is lengthy and complicated.

The development of a business relationship with a potential licensee can be a lengthy process, spanning 12 months or longer. The sales cycle often involves multiple divisions within a potential licensee’s organization and multiple layers of management, thus making our sales process relatively complicated and long. Additionally, negotiating the terms of a new license agreement can be a protracted process with no set timetable for completion. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement is difficult.

The loss of key personnel could negatively impact our business.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. Our future success depends on our retention of these key employees, such as David Nagel, our President and Chief Executive Officer, and our key executives and technical personnel. None of our key technical or senior management personnel is bound by employment or non-competition agreements, and, as a result, any of these employees could leave with little or no prior notice and compete against us. We are not the beneficiary of any life insurance policies on any of our personnel. We may not be able to provide our key technical and senior management personnel with adequate incentives to remain employed by us. The loss of any of them could negatively impact our business, results of operations and financial condition.

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

In recent quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our current and anticipated revenue base. These reductions have resulted in reallocations of employee duties, which could result in employee and contractor uncertainty. These and any future reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products and services in a timely fashion and negatively affect our business. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business objectives.

We may not be able to successfully manage the growth and expansion of our business, which could have a material adverse effect on our business, results of operations and financial condition.

We plan to increase our scope of operations domestically and internationally. We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our technology and to remain competitive. In addition, the rapid rate of hiring new employees, including several key employees, could be disruptive and could adversely affect the efficiency of our research and development process. The rate of our future expansion, if any, in combination with the complexity of the technology involved in our licensing business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees. Additionally, we may be required to reorganize our managerial structure to more effectively respond to the needs of customers and other potential strategic partners. Given the small pool of potential licensees, the adverse effect resulting from a lack of effective management in any of these areas could be magnified. Inability to manage the expansion of our business could have a material adverse effect on our business, results of operations and financial condition. We historically used Palm’s operational and administrative infrastructure and may not be able to independently create an appropriate infrastructure to accommodate an expansion of the size of our operations. In addition, if we do not achieve the expected benefits from any expansion of our operations, our business, results of operations and financial condition would be harmed.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. Accordingly, our future results could be harmed by a variety of factors related to our international operations, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	natural disasters affecting the regions in which we or our licensees sell products;

•	tariffs, trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in foreign government regulation, tax laws and regulatory requirements;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	changes in diplomatic and trade relationships; and

•	less effective protection of intellectual property.

We are subject to changes in demand for our products and services resulting from exchange rate fluctuations that make our products and services relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business could be harmed by decreases in demand for our products and services or reductions in gross margins. Historically, we have not used derivative instruments to hedge foreign exchange rate risk. However, we may use derivative, or similar, instruments to hedge foreign exchange rate risk in the future. Our licensees are subject to many of the risks described above with respect to companies that are located in different countries, particularly manufacturers located in Asia Pacific and elsewhere. We cannot assure you that one or more of the risks associated with international licenses of our technology will not have a direct or indirect material adverse effect on our business, results of operations and financial condition.

If we increase our revenues from international license fees, our exposure to withholding taxes may increase.

The laws of certain countries in which we currently, or may in the future, license our technology require significant withholding taxes on payments for intellectual property, which we may not be able to offset fully against our U.S. tax obligations. Our exposure to withholding taxes may increase given our strategy to aggressively pursue opportunities in foreign countries. We are subject to the further risk that tax authorities in those countries may re-characterize certain engineering fees as license fees, which could also result in increased tax withholdings and penalties.

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

We may pursue strategic acquisitions and investments, which could have an adverse impact on our business, results of operations, financial condition and cash flows.

Within the last five years, Palm acquired and assigned to us assets of Be Incorporated, peanutpress.com, Inc., Actual Software, WeSync.com, Inc. and Smartcode Technologies SARL. We will evaluate other acquisition opportunities that could advance our objectives to penetrate the smart mobile device business or provide us with additional product or service offerings or additional industry expertise, as such opportunities arise. Acquisitions and the integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. In addition, if we issue stock as consideration in an acquisition, the ownership interests of our stockholders will be diluted. Acquisitions typically include a significant amount of goodwill and other intangible assets. If the value of this goodwill is impaired over time we may have to record significant charges against earnings. In addition, we have made and may make strategic venture investments in other companies. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position. For example, in fiscal year 2003, we recorded an impairment charge of $3.2 million related to a private equity investment.

If we have any impairment in the value of our goodwill, we will have to take an accounting charge against our earnings that might negatively impact our stock price.

In accordance with U.S. generally accepted accounting principles, we conduct an impairment analysis of our goodwill annually or whenever an event or change in circumstances occurs which would indicate potential impairment. If we discover significant impairment as a result of any of these tests, we would be required to record a corresponding non-cash impairment charge against our earnings that could negatively affect our stock price.

If we engage in certain equity transactions, our ability to use our U.S. net operating loss and tax credit carryforwards may be substantially limited, which could harm our financial condition.

We are currently generating U.S. net operating losses and tax credits, which we are not able to utilize at this time. Substantial restrictions are imposed on the utilization of net operating losses and tax credit carryforwards if the equity ownership of a company changes such that more than 50% of its stock, measured over a three-year period, is transferred to one or more “5% shareholders” during the period. Therefore, this offering and future equity transactions by us, including issuance of our stock in a merger or acquisition, may significantly limit our ability to use in the future net operating loss and tax credit carryforwards existing at the time of any ownership change. Since the limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time but, if our ability to use net operating loss and tax credit carryforwards were substantially limited, it could harm our financial condition.

Recent and proposed regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since the distribution, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has announced that it will propose changes to the U.S. generally accepted accounting principles that, if implemented, would require us to record a charge to earnings for employee stock option grants. In addition, new regulations implemented by the Nasdaq National Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

Business interruptions could adversely affect our business.

Our operations and those of our licensees, developers and customers are vulnerable to interruption by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. Our corporate headquarters are located in California, near major earthquake faults, and adjacent to a privately operated, natural gas-fueled cogeneration plant. In addition, we have a significant research and development operation in France, which could be impacted by nationwide service interruptions from time to time. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result, our future operating results could be adversely affected. Our operations could also be negatively impacted by events such as outbreaks of infectious disease, for example the recent outbreak of Severe Acute Respiratory Syndrome and its negative effect on the Asian economy, including the sales of smart mobile devices. The business interruption insurance under which we are covered may not be sufficient to compensate us fully for losses or damages that may occur as a result of these events, if at all. Any such losses or damages incurred by us could have a material adverse effect on our business.

As part of our separation from Palm, we have certain rights, restrictions and obligations to a customer database jointly created by Palm and us. Our loss of use of this customer database could delay our anticipated revenue from our online store or cause such revenue not to materialize.

As part of our separation from Palm, we received certain rights to use a customer database we jointly created with Palm. With these rights came certain obligations for and restrictions on our use of the customer database. Should we be found not to be in compliance with the restrictions and obligations associated with the database, and as a result lose our right to use the database, our anticipated revenue may be delayed or not materialize at all.

Changes in applicable law could affect the way we and our licensees and developers promote and sell products incorporating the Palm OS technology and limit our ability to use personal information.

We and many of our licensees and developers use electronic mail to promote products incorporating the Palm OS technology, and many Palm Powered products are available for sale through Internet sites. In addition, we and our licensees and developers collect e-mail addresses and other personal information from end users and potential end users of Palm Powered products, and use that personal information for various purposes, including marketing and customer support. The law regarding these activities is changing rapidly. For example, Congress recently enacted legislation limiting the use of unsolicited commercial e-mail, and laws regarding privacy and electronic commerce have been proposed or enacted in several states. We cannot guarantee that our activities and those of our licensees and developers will be unaffected by changes in federal, state or other applicable law, and if we violate these laws, we could be subject to substantial fines or other penalties. Applicable laws could significantly restrict our ability, or that of our licensees and developers, to promote and sell Palm Powered products, and could materially limit our use of the personal information we have gathered, which could result in lost revenues and harm our business, results of operations and financial condition.

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

Our combined and consolidated financial statements have been carved out from the consolidated financial statements of Palm using the historical results of operations and historical bases of the assets and liabilities of the PalmSource business that we comprise. Accordingly, the historical financial information that we have included in this quarterly report for periods prior to the distribution does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Palm did not account for us, and we were not operated, as a separate, stand-alone entity for most of the periods presented. Revenues from Palm were not recorded until December 3, 2001, the effective date of our software license agreement with Palm.

We have not made adjustments to our historical financial information other than the last two quarters to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Palm, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from palmOne and increased costs associated with being a publicly traded, stand-alone company.

palmOne is subject to general commercial and other litigation claims as part of its operations, which could implicate the Palm OS technology or products incorporating Palm OS and result in claims against us in the future.

In the course of palmOne’s business, it occasionally receives claims related to consumer protection, general commercial claims related to the conduct of its business, intellectual property infringement and the performance of its products and services and other litigation claims, such as stockholder derivative class action lawsuits. palmOne is currently subject to a number of these claims. Though the claims currently do not name us as defendants, the substance of the claims may implicate us, preclude us from selling certain products or features, result in claims against us in the future or require us to indemnify palmOne.

We can no longer rely on palmOne to fund our future capital requirements as we have in the past, and financing from other sources may not be available on favorable terms or at all.

In the past, most of our capital needs were satisfied by Palm. Since the separation of the Palm and PalmSource businesses, Palm has made net capital contributions and transfers to us of $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date, October 28, 2003. However, since the distribution, palmOne is no longer providing funds to finance our working capital or other cash requirements.

We believe that our capital requirements will vary greatly from quarter to quarter, depending on, among other things, fluctuations in our operating results, financing activities, acquisitions and investments. In addition, we expect that general and administrative expenses will increase in the future due to operating as a public company. In particular, as a result of the distribution, we have a large stockholder base and expect to incur significant costs associated with routine shareholder communications, in addition to the various legal and regulatory compliance cost associated with being a public company. We may require, or choose to obtain, additional debt or equity financing to finance acquisitions or other investments in our business. We may also require additional financing if our operating and working capital requirements vary materially from those currently planned. Future equity financings would be dilutive to the ownership interests of existing holders of our common stock. Future debt financings could involve unfavorable interest rates and/or restrictive covenants and would require us to use our future cash to make principal and interest payments. If we require additional financing and are unable to obtain it under reasonable terms or at all, we may be required to sell assets or significantly reduce costs, which could reduce our ability to develop new products, respond to new market opportunities or compete in the marketplace. If we cannot sufficiently reduce costs, we may not be able to finance future operations or service our debt obligations.

If we fail to successfully promote a company brand identity separate from palmOne and to achieve strong brand recognition in our target markets, our product licensing and sales could be adversely affected and demand for our products and services could decrease.

In connection with our separation from Palm, we have adopted a new brand identity separate from the palmOne device business and are modifying some of the trademarks and trade names under which we conduct our business. Subject to certain restrictions, we have an exclusive license to use certain “Palm” marks in connection with our business, but are repositioning the brand to be identified with an independent operating system company rather than a device manufacturer. We believe that recognition of our Palm Powered ingredient brand, which is a brand identifying Palm OS as a key component of mobile information devices, will be important to our success, particularly in Europe and Asia Pacific, where we are expanding our operations and sales efforts. We currently have a limited marketing budget for positioning our brand and it is anticipated that we will continue to have a limited budget for the foreseeable future. If we fail to promote our Palm Powered ingredient brand successfully, or if our brand fails to achieve widespread recognition, the value of our brand may decrease. As a result, the demand for our products and services may decline and our business may be harmed.

Establishing our new Palm Powered ingredient brand has required the creation or modification of currently existing “Palm” or “palmOne” brand trademarks and trade names; protection and maintenance of these trademarks and trade names may be difficult and costly in the future, which may harm our business, results of operations and financial position.

The adoption of a new brand identity separate from the palmOne device business required creating new trademarks and trade names or modifying some of the trademarks and trade names under which we conduct our business. To protect our rights to the various trademark and trade name combinations that we wish to identify with our products, we may be required to defend the use of our trademarks and trade names, which may result in costly litigation or other actions against third parties. The difficulty and costs of protecting and maintaining our Palm Powered ingredient brand and related trademarks and trade names will also require us to expend significant company resources to enforce our rights or establish an alternative brand identity, which may harm our business, results of operations and financial position.

We may be required to indemnify palmOne for tax liabilities it may incur in connection with its distribution of our common stock and each of palmOne and us may be required to indemnify the other for certain taxes.

In connection with the distribution, Palm received a private letter ruling from the Internal Revenue Service to the effect that the distribution of our shares of common stock by Palm to its stockholders in October 2003 would be not be taxable to Palm or its stockholders. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts changed after the issuance of the ruling and before the distribution, in the opinion of palmOne’s tax counsel, these changes did not adversely affect the validity of the private ruling. Notwithstanding the receipt of the ruling and the opinion of counsel described above, the PalmSource stock distribution may nonetheless result in significant taxable gain to palmOne under Section 355(e) of the Internal Revenue Code, or the Code, if 50% or more of the stock of palmOne or our stock is acquired as part of a plan or series of related transactions that include the PalmSource stock distribution.

Under the tax sharing agreement between Palm and us, we would be required to indemnify palmOne if the sale or transfer of our stock, pursuant to a public offering or otherwise during periods before and/or after the distribution, causes the distribution of our stock in October 2003 to be taxable to palmOne. In such event, the amount of taxable gain would be based on the fair market value of our stock at the time it was distributed to the Palm stockholders. In order to avoid triggering this tax indemnity obligation in the future, we will be limited in our ability to issue our stock in public offerings, and possibly in certain other circumstances. The rules under Section 355(e) are complex and subject to significant uncertainty. Although we will monitor our stock offerings in an effort to avoid triggering this potential tax liability, there can be no assurance that the IRS will not take the position that those offerings, in combination with certain other stock offerings or transfers that have been made, or may in the future be made, is sufficient to trigger taxable gain to palmOne under Section 355(e) with respect to the October 2003 distribution of our stock. If such a claim were successfully pursued by the IRS, our indemnity obligation to palmOne under the tax sharing agreement could be substantial, and we may not have sufficient cash or other assets to satisfy our contractual obligation.

Notwithstanding the foregoing, we believe the current temporary regulations promulgated under Section 355(e) will not materially adversely affect our ability to use our stock as consideration to acquire the assets or stock of other business entities or operations, or to raise equity capital in other than the public offering context.

In addition, under the tax sharing agreement, palmOne and we have agreed to indemnify each other for certain taxes and similar obligations that the other party could incur under certain circumstances. Although palmOne is required to indemnify us for its own taxes, we may be held liable by the applicable taxing authority for any income taxes imposed on other members of the palmOne consolidated group for those tax periods during which we were a member if such taxes are not paid by palmOne or some other member.

We may be limited in the amount of stock we issue in subsequent public equity offerings.

To avoid triggering taxable gain for palmOne pursuant to Section 355(e) of the Code for which we would be liable, we may be limited in the amount of stock we issue in future public offerings. This could seriously restrict our ability to access the public markets to raise additional equity capital in the future at a time when such access would be beneficial to us. These same concerns would also limit our ability to use our stock as consideration to effect any acquisition or business combination or to engage in a private offering of our stock in circumstances where serious negotiations regarding such transaction commenced prior to the October 2003 distribution of our stock. Because no such negotiations occurred prior to the October 2003 distribution of our stock, however, we do not believe these particular tax provisions will materially adversely affect our ability to use our stock to effect acquisitions or business combinations or to engage in a private offering of our stock in the future. However, we cannot assure you that the Internal Revenue Service will not take a contrary position.

We may have potential business conflicts of interest with palmOne with respect to our past and ongoing relationships, which may not be resolved on terms favorable to us.

Conflicts of interest may arise between palmOne and us in a number of areas relating to our past and ongoing relationships, including:

•	indemnification obligations to each other;

•	labor, tax, employee benefit and other matters arising from our separation from Palm;

•	intellectual property matters, including management of our brand; and

•	business opportunities that may be attractive to both palmOne and us.

In addition, either party may make strategic choices that are not in the best interest of the other party. For example, other than restrictions on the use of certain trademarks and domain names, nothing prohibits palmOne from competing with us or offering products based on a competing operating system. We may not be able to resolve any potential conflicts that may arise between palmOne and us, and even if we are able to do so, the resolution may be less favorable than if we were dealing with a third party.

Our directors and executive officers may have conflicts of interest.

Many of our directors and some of our executive officers own shares of palmOne common stock and options to purchase shares of palmOne common stock. Currently, one of our directors, Eric Benhamou, is the Chairman of our board of directors and is also a director and the Chairman of palmOne’s board of directors. In addition, one of our directors, Satjiv Chahil, has entered into a consulting agreement with us, and was recently employed by, and is a consultant to, palmOne, and another of our directors, Robert Finocchio, has a sister who was until recently an executive officer of palmOne.

Some of our directors and officers own shares of palmOne common stock and options to purchase shares of palmOne common stock. In addition some directors and officers of palmOne own shares of our common stock as a result of the distribution. Ownership of shares of palmOne common stock by our directors and officers, ownership of shares of our common stock by palmOne’s directors and officers and/or having directors serve as directors of both companies now that we have been separated from palmOne could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for palmOne and us.

Creditors of Palm at the time of the PalmSource distribution may attempt to challenge the distribution as a fraudulent conveyance, which could result in either our stockholders being required to turn over some or all of their shares of our common stock or palmOne or us to fund the liabilities of creditors of Palm, which could adversely impact our business.

A court, in a lawsuit by an unpaid creditor or representative of creditors of Palm, such as a trustee in bankruptcy, may be asked to void the PalmSource distribution, in whole or in part, as a fraudulent conveyance if the court were to find that, among other things, at the time of the distribution, Palm or we:

•	were insolvent;

•	were rendered insolvent by reason of the distribution;

•	were engaged in a business or transaction for which Palm’s or our remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed it would incur, debts beyond its ability to pay such debts as they matured.

The court could then require that our stockholders return some or all of the shares of our common stock, or require palmOne or us, as the case may be, to fund liabilities of the other company for the benefit of creditors, which could adversely affect our business. The measure of insolvency for purposes of the foregoing will vary depending upon the jurisdiction whose law is being applied. Generally, however, each of palmOne and us, as the case may be, would be considered insolvent if the fair value of its assets were less than the amount of its liabilities or if it incurred debt beyond its ability to repay such debt as it matures.

The terms of the separation and distribution of PalmSource were negotiated in the context of a parent-subsidiary relationship.

Until the distribution, Palm owned a majority of our common stock. All of the agreements relating to the separation entered into between Palm and us were entered into in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from Palm. As a result, the terms of such agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties. Such agreements include the Amended and Restated Software License Agreement, and the SDIO License Agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of cash equivalents. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase substantially. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10 percent from levels at November 30, 2003 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.8 million as of November 30, 2003 due to decline in the value of the entity that we determined the decline in value to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investment or even lose the entire value of the investment.

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

To date, no lawsuit, which we believe could have a material adverse affect on our operations, has been filed against PalmSource but from time to time the Company has received claims related to the conduct of its business. In the course of Palm’s business, it occasionally receives claims related to consumer protection, general commercial claims related to the conduct of its business and the performance of its products and services and other litigation claims, such as stockholder derivative class action lawsuits. In the course of Palm’s business, it also receives claims of infringement or otherwise becomes aware of potentially relevant patents or other intellectual property rights held by other parties. Palm is currently subject to a number of these claims and although the majority of the claims currently do not name PalmSource as a defendant, the substance of their claims may implicate PalmSource and result in claims against PalmSource in the future or require that PalmSource indemnify Palm pursuant to our separation agreements with Palm. PalmSource is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from such cases, but an unfavorable resolution of these lawsuits could materially adversely affect PalmSource’s business, results of operations or financial condition.

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

Section 701 of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

3.1(a)(1)	Certificate of Amendment of Certificate of Incorporation

3.1(b)(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Stock Certificate.

10.1	Loan and Security Agreement by and between PalmSource, Inc. and Silicon Valley Bank.

10.2	PalmSource, Inc. 5% Convertible Subordinated Note Due 2006 by and between PalmSource, Inc. and Texas Instruments Incorporated and PalmSource, Inc. Registration Rights Agreement by and between PalmSource, Inc. and Texas Instruments Incorporated.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the registrant’s registration statement on Form S-4, as amended (No. 333-106830) filed with the Commission on September 26, 2003.

(b) Reports on Form 8-K

On December 22, 2003, PalmSource issued a press release dated December 22, 2003 containing financial information for PalmSource, Inc. for the quarter ended November 28, 2003 and forward-looking statements relating to PalmSource’s performance during the third quarter of fiscal year 2004.

On October 29, 2003, PalmSource posted the slide presentation on its company website.

On October 24, 2003, PalmSource executed a two-year, $15.0 million revolving line of credit with Silicon Valley Bank.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date:	January 12, 2004	By:	/s/ ALBERT J. WOOD

Albert J. Wood Chief Financial Officer and Treasurer