Form 10-Q
period 2004-02-27
PALMSOURCE INC
filed 2004-04-09
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2004

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

As of March 26, 2004, 11,626,989 shares of our Common Stock were outstanding.

PalmSource, Inc.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “PalmSource,” “Company,” “we”, “us,” and “our” in this Form 10-Q refer to PalmSource, Inc. and its subsidiaries unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PalmSource, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues:
Related party license and royalty	$2,958	$18,675	$23,588	$38,127
Third party license and royalty	17,303	5,560	27,983	13,413

Total license and royalty	20,261	24,235	51,571	51,540
Related party support and service	87	254	500	1,282
Third party support and service	1,221	1,785	3,402	3,290

Total support and service	1,308	2,039	3,902	4,572

Total revenues	21,569	26,274	55,473	56,112

Cost of revenues:
License and royalty	1,111	1,931	3,102	6,264
Support and service	460	779	1,432	2,132

Total cost of revenues	1,571	2,710	4,534	8,396

Gross margin	19,998	23,564	50,939	47,716
Operating expenses:
Research and development	8,587	10,363	25,556	31,553
Sales and marketing	4,899	4,402	14,524	12,839
General and administrative	5,180	3,534	13,935	9,511
Amortization of intangible assets	—	104	163	314
Restructuring	—	2,172	—	2,172
Separation costs	181	960	7,273	2,853

Total operating expenses	18,847	21,535	61,451	59,242

Income (loss) from operations	1,151	2,029	(10,512)	(11,526)
Interest expense	(193)	(138)	(466)	(378)
Interest and other income (expense), net	(105)	(507)	(67)	(4,382)

Income (loss) before income taxes	853	1,384	(11,045)	(16,286)
Income tax provision	256	650	1,269	2,034

Net income (loss)	$597	$734	$(12,314)	$(18,320)

Basic net income (loss) per share	$0.06	$0.07	$(1.20)	$(1.83)

Shares used in computing basic net income (loss) per share amounts	10,667	10,000	10,298	10,000

Diluted net income (loss) per share	$0.05	$0.07	$(1.20)	$(1.83)

Shares used in computing diluted net income (loss) per share amounts	11,186	10,667	10,298	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	February 29, 2004	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,611	$37,465
Receivables from related parties	—	5,132
Accounts receivable, net	6,056	583
Prepaids and other	3,425	1,305

Total current assets	41,092	44,485
Restricted investments	1,676	1,671
Property and equipment, net	2,607	3,419
Goodwill	52,845	52,845
Intangible assets, net	177	976
Other assets	1,187	1,211

Total assets	$99,584	$104,607

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,841	$2,868
Payable to Palm, Inc.	—	1,911
Deferred revenue	10,139	9,392
Accrued restructuring	—	349
Other accrued liabilities	7,529	9,215

Total current liabilities	21,509	23,735
Non-current liabilities:
Note payable to Palm, Inc., including accrued interest	—	20,744
Deferred revenue and other	11,422	13,848
Long-term convertible subordinated note	15,000	—
Commitments and contingencies (Notes 5 and 10)
Series A redeemable convertible preferred stock 10,000 shares authorized; outstanding: 0 and 3,333 shares, respectively	—	20,000
Stockholders’ equity:
Common stock, $.001 par value, authorized: 100,000 and 950,000 shares, respectively; outstanding: 11,628 and 10,000 shares, respectively	12	10
Additional paid-in capital	108,089	61,939
Accumulated other comprehensive income	621	448
Unearned stock-based compensation	(8,638)	—
Accumulated deficit	(48,431)	(36,117)

Total stockholders’ equity	51,653	26,280

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$99,584	$104,607

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net loss	$(12,314)	$(18,320)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,940	6,146
Stock-based compensation transferred from Palm, Inc	(14)	439
Stock-based compensation expense	6,374	—
Loss on disposal of equipment	—	104
Deferred income taxes	762	286
Impairment of equity investment recorded at cost	—	3,206
Changes in assets and liabilities, net of effect of acquisitions:
Receivable from related parties	5,132	1,957
Accounts receivable	(5,473)	155
Prepaids and other	(1,387)	294
Accounts payable	923	(120)
Payable to Palm, Inc	(1,911)	(3,377)
Deferred revenue	(2,199)	1,302
Accrued restructuring	(349)	(753)
Other accrued liabilities	(2,904)	3,027

Net cash used for operating activities	(11,420)	(5,654)
Cash flows from investing activities:
Purchase of property and equipment	(709)	(2,883)
Proceeds from sale of assets	386	—
Purchase of restricted investments	—	(120)

Net cash used for investing activities	(323)	(3,003)
Cash flows from financing activities:
Net cash transfers from (distribution to) Palm, Inc.	6,000	(2,694)
Sale of mandatory redeemable preferred stock	—	20,000
Other, net	(287)	372

Net cash provided by financing activities	5,713	17,678
Effect of exchange rate changes on cash	176	(55)

Change in cash and cash equivalents	(5,854)	8,966
Cash and cash equivalents, beginning of period	37,465	30,688

Cash and cash equivalents, end of period	$31,611	$39,654

Other cash flow information:
Cash paid for income taxes	$709	$1,329

Supplemental disclosure of non-cash activities:
Transfer of net assets from Palm, Inc. related to business acquisition	$—	$11,000

Contribution of note payable to Palm, Inc.	$20,000	$—

Assumption of convertible subordinated note	$(15,000)	$—

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

Through October 28, 2003, the condensed consolidated financial statements include allocations of certain Palm expenses, including centralized legal, accounting, treasury, real estate, information technology and other Palm corporate services and infrastructure costs. The expense allocations have been determined on bases that Palm and PalmSource considered to be reasonable reflections of the utilization of services provided or the benefit received by PalmSource.

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

The Company incurred separately identifiable costs directly associated with related party professional services revenue of $0 and $23,000, for the three and nine months ended February 29, 2004 and $19,000 and $0.3 million for the three and nine months ended February 28, 2003, respectively.

The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year, which ends May 31, 2004. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These condensed consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements and notes thereto for the fiscal year ended May 31, 2003 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-111871), filed with the Securities and Exchange Commission.

Fiscal Year

PalmSource’s 52-53 week fiscal year ends on the Friday nearest to May 31. PalmSource’s fiscal quarters end on a Friday and are generally thirteen weeks in length. For presentation purposes, the periods have been presented as ending on February 29 or February 28 and May 31. Unless otherwise stated, all years and dates refer to PalmSource’s fiscal year and fiscal quarters.

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

The following table illustrates the effect on net income (loss) if PalmSource had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant and restricted stock at the grant date as prescribed by SFAS No. 123. For the purposes of this disclosure, the estimated fair value of the options and restricted stock is assumed to be amortized to expense over the vesting periods, using the multiple option approach.

	Three Months Ended		Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income (loss), as reported	$597	$734	$(12,314)	$(18,320)
Add: Stock-based compensation included in reported net income (loss)	2,809	196	6,382	1,141
Less: Stock-based compensation expense determined under fair value method for all awards	10,419	3,382	4,317	18,490

Pro forma net loss	$(7,013)	$(2,452)	$(10,249)	$(35,669)

Basic net income (loss) per share, as reported	$0.06	$0.07	$(1.20)	$(1.83)

Diluted net income (loss) per share, as reported	$0.05	$0.07	$(1.20)	$(1.83)

Proforma basic and diluted net loss per share	$(0.66)	$(0.25)	$(1.00)	$(3.57)

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

	Palm Stock Option Plans Three Months Ended	Palm Stock Option Plans Three Months Ended	Palm Employee Stock Purchase Plan Three Months Ended	Palm Employee Stock Purchase Plan Three Months Ended	PalmSource Stock Option Plan Three Months Ended		PalmSource Employee Stock Purchase Plan Three Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Risk-free interest rate	N/A	2.5%	N/A	2.6%	2.6%	2.6%	1.9%	—
Volatility	N/A	100%	N/A	99%	100%	100%	100%	—
Option term (in years)	N/A	3.5	N/A	2.0	3.5	3.5	1.9	—
Dividend yield	N/A	0%	N/A	0%	0%	0%	0%	—

	Palm Stock Option Plans for the Period from June 1, 2003	Palm Stock Option Plans Nine Months Ended	Palm Employee Stock Purchase Plan for the Period from June 1, 2003	Palm Employee Stock Purchase Plan Nine Months Ended	PalmSource Stock Option Plan Nine Months Ended		PalmSource Employee Stock Purchase Plan Nine Months Ended
	to October 28,	February 28,	to October 28,	February 28,	February 29,	February 28,	February 29,	February 28,
	2003	2003	2003	2003	2004	2003	2004	2003
Risk-free interest rate	1.5%	2.4%	2.1%	2.6%	2.6%	2.6%	1.9%	—
Volatility	100%	100%	100%	99%	100%	100%	100%	—
Option term (in years)	2.0	3.1	2.0	2.0	3.7	3.5	1.9	—
Dividend yield	0%	0%	0%	0%	0%	0%	0%	—

The weighted average estimated fair value of Palm stock options granted during the nine months ended February 29, 2004 was $6.00 per share and for the three and nine months ended February 28, 2003 was $6.67 per share and $6.25 per share, respectively (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of options granted under the Palm Employee Stock Purchase Plan during the nine months ended February 29, 2004 was $7.93 per share, and for the three and nine months ended February 28, 2003 was $13.14 per share for both periods, (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of options granted under the PalmSource Employee Stock Purchase Plan during the three and nine months ended February 29, 2004 was $24.19 per share for both periods. The weighted average estimated fair value of options granted under the PalmSource Stock Option Plans during the three and nine months ended February 29, 2004 was $12.51 per share and $20.81 per share, and during the three and nine months ended February 28, 2003 was $19.90 per share for both periods (as adjusted for PalmSource’s 1-for-5 reverse stock split).

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding and shares of common stock equivalents. Common stock equivalents consist of stock options and common stock subject to repurchase, calculated using the treasury stock method, and convertible preferred stock, calculated using the if-converted method. Diluted net income (loss) per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. For the nine months ended February 29, 2004 and February 28, 2003, 885,231 and 353,452, respectively, weighted average stock options and outstanding shares of convertible preferred stock and restricted stock were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gain (loss) on investments and accumulated foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended February 29, 2004 was $0.7 million and $(12.1) million, respectively, and for the three and nine months ended February 28, 2003 was $0.9 million and $(18.0) million, respectively. Other comprehensive income (loss) for the three and nine months ended February 29, 2004 was $0.1 million and $0.2 million, respectively, and for the three and nine months ended February 28, 2003 was $0.2 million and $0.3 million, respectively. Other comprehensive income (loss) primarily consists of accumulated foreign currency translation adjustments for all periods presented.

Effects of Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The adoption of EITF No. 00-21 did not have a material impact on the Company’s financial position and results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position and results of operations.

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

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”). SAB 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins. The primary purpose of SAB 104 was to remove multiple element guidance in SAB 101 that is superseded by and potentially in conflict with EITF Issue No. 00-21. The Company adopted the provisions of SAB No. 104 effective December 17, 2003. The adoption did not have a material impact on the Company’s financial position or results of operations.

Note 3. Dispositions

On August 29, 2003, PalmSource and PalmGear consummated certain transactions related to a stock purchase agreement, strategic alliance and service provider agreement and a brand license agreement between the parties. There was no pre-existing related party interest between PalmSource and PalmGear. In connection with the closing of the transactions, PalmSource sold its wholly-owned subsidiary whose assets comprised the Palm Digital Media product line to Palm Gear. In addition, as part of the strategic alliance, PalmGear agreed to support an online store at PalmSource’s U.S. website, for Palm OS applications, and PalmSource provided PalmGear certain rights to a customer database. The initial term of the strategic alliance is three years. The total transaction fee to PalmSource from the above described transactions equaled $4.0 million. However, this amount was subject to a maximum $0.3 million contingent holdback based upon Palm Digital Media meeting certain financial metrics for the five-month period ending January 31, 2004, thereby resulting in current total proceeds of $3.7 million. As of February 29, 2004, the contingent holdback had been settled for $0.2 million, resulting in total proceeds from the transaction of $3.9 million. In accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” PalmSource concluded that the entire arrangement represents a single unit of accounting as there is an undelivered element for which objective and reliable evidence of fair value does not exist. Accordingly, $3.5 million, representing net proceeds of $3.9 million less the book value of net assets of $0.4 million transferred to PalmGear, is being recognized ratably over the term of the arrangement. In addition, PalmSource is guaranteed additional future minimum fees from the strategic alliance and service provider agreement of $1.4 million over the three-year term of the arrangement.

Note 4. Debt

In October 2003, the Company entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit. Borrowings under the line of credit are to be repaid on or before October 10, 2005 and bear interest, at the Company’s option, at either the prime rate plus 1.75% per annum or LIBOR plus 4.75% per annum. Borrowings under the line of credit are collateralized by substantially all of the Company’s assets except for the Company’s intellectual property. The agreement requires the Company to maintain certain non-financial covenants and financial covenants, which require the Company to maintain minimum amounts of revenue, profitability, cash and liquidity. At February 29, 2004, no borrowings were outstanding under the line of credit.

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

Note 5. Commitments

PalmSource’s facilities are leased under operating leases expiring at various dates through September 2005. Certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. Future minimum lease payments are $0.4 million, $1.4 million and less than $0.1 million for the remaining three months ending May 31, 2004, and years ending May 31, 2005 and 2006, respectively.

In June 2002, PalmSource entered into two royalty agreements with third-party vendors for certain licensed technology that include minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated after the initial year. Future minimum commitments under these agreements are $0.2 million, $0.5 million, $0.5 million, $0.5 million, $0.4 million and $0.3 million for the remaining three months ending May 31, 2004, and for the years ending May 31, 2005, 2006, 2007, 2008 and thereafter, respectively.

PalmSource has certain payments due to palmOne under business services and other agreements that were entered into with Palm in connection with the separation. The agreements with Palm also include certain indemnifications, including indemnifications of Palm under the tax sharing agreement, of any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of May 31, 2003 and February 29, 2004. (See Note 8, Transactions with Palm.)

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

As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2003 or February 29, 2004.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. These indemnification agreements were grandfathered under the provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as they were in effect prior to December 31, 2002, however, new directors added under these arrangements will not be grandfathered. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of February 29, 2004.

The Company had made certain acquisitions prior to the adoption of FIN No. 45. As part of an acquisition, the Company acquires all of a company’s stock or all of its assets and liabilities including assuming certain indemnification obligations that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of February 29, 2004.

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

Under the voluntary stock option exchange program, certain key executives were offered the opportunity to exchange outstanding stock option grants for restricted stock and replacement stock options. In connection with the program, 1,042,000 stock options, as adjusted for the one-for-five reverse stock split, were cancelled on August 4, 2003 and, on the same date, 689,490 shares of restricted stock with a purchase price equal to the par value of a share of PalmSource common stock were granted in exchange. In addition, 713,914 replacement options are expected to be granted no sooner than the first business day that is at least six months and one day after the cancellation date of the exchanged stock option grants, which took place on August 1, 2003, and no later than July 1, 2005. On February 2, 2004, 713,914 new options were granted to certain key executives with an exercise price of $18.42, which was the closing price of a share of PalmSource common stock on the date of grant.

Under the option waiver program, rights to 335,200 stock options that were to be granted to certain key executives were waived and 170,300 shares of restricted stock of the Company were issued with a purchase price equal to $0.001. In addition, the Company granted 419,415 new options with an exercise price equal to $36.50, the closing price of PalmSource common stock on the date of grant, November 7, 2003.

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

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The above restricted stock awards vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. During the three and nine months ended February 29, 2004, the Company recognized stock-based compensation expense of $2.8 million and $6.4 million, respectively, related to the above restricted-stock grants.

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

Stock Option Plans

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan (“Equity Incentive Plan”) and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance units and (e) performance shares. The Company has reserved a total of 3,626,294 shares of its common stock, as adjusted for the one-for-five reverse stock split, and subject to annual increases beginning in 2005 for grant under the Equity Incentive Plan, which includes shares that have been reserved but not granted pursuant to options under the PalmSource 2001 Stock Plan and any shares returned to the PalmSource 2001 Stock Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Plan. For the nine months ended February 29, 2004, 2,527,000 options were granted and 54,000 options were cancelled.

Note 7. Restructuring Charges

The Company implemented restructuring plans in fiscal 2002 and 2003. For a complete discussion of all restructuring actions implemented in fiscal years 2002 and 2003, refer to the notes to the combined and consolidated financial statements for the year ended May 31, 2003 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-111871) filed with the Securities and Exchange Commission.

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

Allocated costs included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended February 29, 2004	Nine Months Ended February 29, 2004
Cost of revenues	$—	$2
Research and development	—	8
Sales and marketing	—	28
General and administrative	$—	$476

From the beginning of fiscal year 2004 until the distribution date, Palm made capital contributions and net asset transfers to PalmSource of $26.2 million consisting of the re-capitalization of the $20.0 million note issued by Palm to the Company in accordance with the Amended and Restated Intercompany Loan Agreement, the $6.0 million cash contribution in accordance with the Letter Agreement Regarding Cash Contributions, and $0.2 million in net asset transfers.

For purposes of governing certain of the ongoing relationships between PalmSource and Palm at and after December 3, 2001 and to provide for an orderly transition, PalmSource and Palm entered into various agreements. For a description of all PalmSource and Palm agreements, refer to the notes to the combined and consolidated financial statements for the year ended May 31, 2003 included in the Company’s Registration Statement on Form S-1, as amended (File No. 333-111871) filed with the Securities and Exchange Commission. Following is a summary of some of those agreements:

Software License Agreement

Under the Amended and Restated Software License Agreement (the “Software License Agreement”), PalmSource agreed to grant to Palm certain licenses to develop, manufacture, test, maintain and support its products. In addition, PalmSource agreed to grant to Palm a source code license and certain rights to use, produce, grant end user sublicenses and distribute certain software. Palm will pay PalmSource license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees. The Software License Agreement expires December 3, 2006 and includes a minimum annual royalty and license commitment of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring December 3, 2002, 2003, 2004, 2005, and 2006, respectively. Under the terms of the Software License Agreement, PalmSource has recognized license and royalty revenues of $0, $17.6 million, and $38.1 million, for the years ended May 31, 2001, 2002 and 2003, respectively, and $15.0 million and $29.5 million for the three and nine months ended February 28, 2003, respectively, from Palm. During the three and nine months ended February 29, 2004, PalmSource recognized license and royalty revenues of $0 and $17.1 million, respectively, prior to the distribution from Palm, and $11.2 million and $11.4 million, respectively, after the distribution from palmOne. In addition, PalmSource has recognized support and service revenues of $0, $0.8 million, and $1.2 million for the years ended May 31, 2001, 2002 and 2003, respectively, and $0.1 million and $1.1 million for the three and nine months ended February 28, 2003, respectively. During the three and nine months ended February 29, 2004, PalmSource recognized support and service revenues of $0, and $0.2 million, respectively, prior to the distribution from Palm, and $0.2 million and $0.3 million, respectively, after the distribution from palmOne.

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

In connection with the distribution, Palm and Texas Instruments agreed that the $50.0 million 5% convertible subordinated note issued in December 2001 would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by PalmSource, the PalmSource note. Following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. PalmSource’s assumption of the PalmSource note was recorded as a capital distribution to Palm as a reduction to additional paid-in capital. For a description of the 5% convertible subordinated note, see the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—The Convertible Note.”

Note 9. Other Related Party Transactions

Under the terms of the license agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $3.0 million and $6.5 million, for the three and nine months ended February 29, 2004, and $3.7 million and $8.6 million for the three and nine months ended February 28, 2003, respectively. In addition, PalmSource has recognized support and service revenues of $0.1 million and $0.3 million for the three and nine months ended February 29, 2004, respectively, and $0.1 million and $0.2 million for the three and nine months ended February 28, 2003, respectively. These amounts have been included in related party revenues in the condensed consolidated financial statements. As of February 29, 2004 and May 31, 2003, approximately $0 and $0.1 million, respectively, represent outstanding receivables from Sony and are included in receivables from related parties in the condensed consolidated financial statements.

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

Note 10. Litigation

On February 9, 2004, a suit was filed in the United States District Court for the Northern District of California naming the Company as a defendant. The case is captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Case No. C04-0528. The case alleges that the three defendants have engaged in willful infringement, both direct and contributory, of U.S. Patent No. 5,276,311, titled, “Method and Device for Simplifying the Use of a Plurality of Credit Cards, or the Like,” with respect to certain hardware products allegedly offered for sale by palmOne, PalmSource and Handspring. The complaint seeks injunctive relief, unspecified damages and attorneys’ fees. E-Pass filed similar claims against 3Com and Palm in 2000 alleging infringement of the same patent. The Company intends to defend vigorously against the claim.

On December 3, 2003, a suit was filed in the United States District Court of Washington at Seattle naming the Company as a defendant. The case is captioned Digeo, Inc. v. Palm, Inc. and Palm Source, Inc., No. C03-3822. The complaint alleges willful infringement of U.S. Patent No. 5,734,823, or the ‘823 patent, titled “Systems and Apparatus for Electronic Communication and Storage of Information.” The complaint seeks a preliminary and permanent injunction, unspecified damages and attorneys’ fees. The Company intends to defend vigorously against the claim.

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. On April 7, 2004, PalmSource learned that the court had issued an order naming PalmSource as a defendant. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, or ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the ‘656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ‘656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC. On October 5, 2001, the CAFC affirmed-in-part and reversed-in-part the District Court’s ruling, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ‘656 patent is valid, enforceable, and infringed. The defendants appealed. The CAFC remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ‘656 patent. Following the CAFC’s remand to the District Court, both parties filed motions for summary judgment with the District Court on the issue of invalidity, and the District Court heard those motions on December 10, 2003. The District Court has not yet ruled on these motions for summary judgment, but the Company expects a ruling may be issued anytime in the next six months. The District Court has not set a schedule for resolving the issue of the enforceability of the ‘656 patent. If palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, the CAFC’s February 20, 2003 decision indicates that the District Court should grant Xerox’s request for injunctive relief. If an injunction is obtained by Xerox, it could have a significant adverse impact on our operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, Xerox has stated in its court pleadings that it will seek at trial a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, palmOne might be liable to palmOne’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patent claims against palmOne’s licensees and other third parties. The District Court judge has conducted settlement discussions between the parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation. As part of PalmSource’s separation agreements with palmOne, palmOne is required to defend and indemnify PalmSource for certain damages that PalmSource may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify PalmSource, PalmSource might be required to pay Xerox significant damages or license fees or pay PalmSource’s licensees significant amounts to indemnify them for their losses. In particular, pursuant to the separation agreements between PalmSource and palmOne if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, PalmSource will be required to pay any shortfall amounts. Any such payment by PalmSource does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. PalmSource cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. While PalmSource believes that there are adequate defenses to the claims made by Xerox, there can be no assurance that palmOne will be successful or that an adverse outcome will not significantly harm PalmSource’s business. PalmSource further believes that it is remote that PalmSource will incur a loss resulting from any fees or damages in excess of amounts recoverable from Palm under Palm’s indemnification of PalmSource.

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

From time to time, PalmSource also may be subject to other routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact. Regardless of outcome, litigation can have an adverse impact on PalmSource because of defense costs, diversion of management resources and other factors.

Note 11. Business Segment Information

PalmSource operates in one reportable segment, platform software.

Geographic Information

PalmSource’s headquarters and most of its operations are located in the United States. PalmSource conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the three and nine months ended February 29, 2004 and February 28, 2003, no country outside the United States or Japan accounted for 10% or more of total revenues. Revenues and net property and equipment by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues:
United States	$15,407	$19,820	$40,986	$42,195
Japan	3,048	3,808	6,738	8,801
Other	3,114	2,646	7,749	5,116

Total	$21,569	$26,274	$55,473	$56,112

			February 29, 2004	May 31, 2003
Long-lived assets:
United States			$58,189	$59,709
Other			303	413

Total			$58,492	$60,122

The following individual customers accounted for 10% or more of total revenues for the fiscal periods ended:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Palm and palmOne	53%	58%	52%	55%
Sony	14%	15%	12%	16%

Note 12. Subsequent Events

In early April 2004, PalmSource sold 3,450,000 shares of common stock at a public offering price of $18.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds from the offering were approximately $57.5 million. PalmSource anticipates using the net proceeds for working capital, capital expenditures and other general corporate purposes. PalmSource may also use a portion of the proceeds to repay the $15.0 million convertible subordinated note to Texas Instruments, which has an interest rate of 5% and matures on December 6, 2006. In addition, the net proceeds may be used to fund possible investments in, or acquisitions of, complementary businesses, products or technologies.

On March 17, 2004, PalmSource’s Board of Directors authorized a voluntary stock option exchange program for its employees. The option exchange offer will be made to all eligible employees for all vested and unvested options with exercise prices equal to or greater than $30.00 per share that were granted on or after November 7, 2003. If tendered for exchange, new options will be granted on a one-for-one basis no sooner than six months and one day after the date of cancellation of the old options, at an exercise price equal to the last reported sale price per share of PalmSource common stock on the new option grant date as reported on the Nasdaq National Market during regular trading hours. All new options will vest as to one-third of the shares covered by such new options twenty-four weeks after the new option grant date and the remaining shares covered by such new option will vest with respect to one-third of the shares covered by such new option forty-eight weeks after the new option grant date and with respect to one-third of the shares covered by such new option seventy-two weeks after the new option grant date. For more than ninety-five percent of the options eligible for exchange, the vesting period will be extended approximately six months as compared to the old options.

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

The risks, uncertainties and assumptions referred to above include, but are not limited to, those risks discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. Please see the section titled “Cautionary factors that may affect future results” for a discussion of risks and uncertainties relevant to our business. These items are factors that we believe could cause our actual results to differ materially from expected and historical results. We also advise you to consult any future disclosure we make on related subjects in our reports we file with the SEC. Other factors also could adversely affect us.

Overview

We are a leading developer and licensor of platform software that enables mobile information devices. We have begun to license Palm OS to smartphone manufacturers and plan to extend our leadership position in mobile information devices to become a leading licensor of platform software for smartphones and other next generation smart mobile products. Our software platform consists of operating system software, Palm OS, and software development tools. We have also enhanced our platform with applications such as personal information management software, web browsers and e-mail. We license Palm OS to leading smart mobile information device manufacturers, including Founder Technology, Garmin, GSPDA, Kyocera, Legend (also referred to as Lenovo), palmOne, Samsung and Sony. A wide range of smart mobile devices incorporate our solutions, including PDAs, smartphones, location-aware devices, entertainment devices, and industry-specific devices used in industries such as education, real estate, and distribution.

Our 52-53 week fiscal year ends on the Friday nearest to May 31. Our fiscal quarters end on a Friday and are generally 13 weeks in length. For presentation purposes, our periods have been presented as ending on February 29 or February 28 and May 31. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

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

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on palmOne and, to a lesser extent, Sony for a large percentage of our revenues. Revenues and percentage of total revenues from palmOne, including Handspring and Sony for the three and nine months ended February 29, 2004 and three and nine months ended February 28, 2003 were as follows (in thousands):

	Three Months Ended				Nine Months Ended
	February 29, 2004		February 28, 2003		February 29, 2004		February 28, 2003
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
Palm/palmOne	$11,427	53.0%	$15,121	57.6%	$28,979	52.2%	$30,608	54.5%
Sony	3,045	14.1%	3,808	14.5%	6,734	12.2%	8,801	15.7%
Handspring	377	1.7%	1,555	5.9%	3,473	6.3%	4,873	8.7%

Although we have recently expanded the number of licensees, most of these new licensees have yet to introduce products on the market that generate revenues for us. We expect that palmOne and Sony will continue to account for a substantial portion of our revenues for the foreseeable future. However, we expect that revenues from palmOne will gradually decline over time as a percentage of our overall revenues. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012, and our license agreement with Handspring expired upon the closing of the Handspring merger. Royalties from the sale of Handspring products are now subject to the terms of our license agreement with palmOne and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Both of these licensees can cease selling Palm Powered products at any time. However, palmOne will remain subject to its minimum commitment requirements. We cannot assure you that we will be able to renegotiate these licensing agreements on favorable terms, if at all, once they expire.

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

Many of our license contracts contain multiple elements, including support. We have determined the fair value of our bundled support arrangements based on the price charged when the element is sold separately by us or the contractually stated renewal rate. Accordingly, when contracts contain multiple elements wherein vendor-specific objective evidence of fair value exists for all undelivered elements and for which fair value has not been established for delivered elements, we recognize revenue on the delivered element using the “Residual Method “ as defined by SOP No. 98-9. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific evidence of fair value does not exist, we recognize the entire fee ratably over the term of the arrangement.

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

Income Taxes

Our income tax provision has been determined on a separate return basis as if we had operated as a stand-alone entity. Our operating results were historically included in the tax returns of Palm and its certain foreign subsidiaries. We have estimated the income taxes that would have related to our business in each of the jurisdictions in which we operate as if we had historically operated on a stand-alone basis. We have established a valuation allowance against our deferred tax assets for all periods presented based on our estimates of future taxable income.

Results of Operations

Comparison of Three and Nine Months Ended February 29, 2004 and February 28, 2003

Related party license and royalty revenues.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Related party license and royalty revenues	$2,958	$18,675	(84)%	$23,588	$38,127	(38)%
Percentage of total revenues	13.7%	71.0%		42.6%	68.0%

Prior to the distribution, we recognized revenues from Palm as related party revenues, and subsequent to the distribution, we recognized revenues from palmOne as third party revenues. License and royalty revenues from Palm, which consisted primarily of royalty fees received from shipment of PDAs, were $0 and $17.1 million for the three and nine months ended February 29, 2004, and $15.0 million and $29.5 million for the three and nine months ended February 28, 2003, respectively. License and royalty revenues from Sony were $3.0 million and $6.5 million for the three and nine months ended February 29, 2004, and $3.7 million and $8.6 million for the three and nine months ended February 28, 2003, respectively. The decrease in related party license and royalty revenues during the three and nine months ended February 29, 2004 compared to the same periods ended February 28, 2003 was principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. Prior to the distribution, Palm revenues were recognized as related party revenues. Related party revenues from Sony decreased by $0.7 million and $2.1 million for the three and nine months ended February 29, 2004 compared to the three and nine months ended February 28, 2003.

Third party license and royalty revenues.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Third party license and royalty revenues	$17,303	$5,560	211%	$27,938	$13,413	109%
Percentage of total revenues	80.2%	21.2%		50.4%	23.9%

The increases in third party license and royalty revenues during the three and nine months ended February 29, 2004 compared to the same periods during fiscal year 2003 were principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. palmOne license and royalty revenues for the three and nine months ended February 29, 2004 were $11.2 million and $11.4 million, respectively. Prior to the distribution, Palm revenues were recognized as related party revenues. The increase in third party license and royalty revenues during the three and nine months ended February 29, 2004 compared to the same periods in fiscal year 2003 was also due to one-time increase in AlphaSmart license and royalty revenues of $0.9 million resulting from a renegotiated license agreement that increased revenue in the third quarter of fiscal year 2004, and increased shipments from licensees. License and royalty revenues from Handspring were $0.4 million and $3.4 million for the three months and nine months ended February 29, 2004 compared to $1.5 million and $4.7 million for the three and nine months ended February 28, 2003, respectively. The decrease in Handspring license and royalty revenues for the three and nine months ended February 29, 2004 compared to the same periods ended February 28, 2003 was due to the Handspring merger on October 28, 2003. Prior to the merger, Handspring had minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. The Handspring license agreement terminated as a result of the merger and we are no longer entitled to the $1.5 million quarterly minimum commitment through April 2009, and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Accordingly, our combined revenues from palmOne and Handspring will decline if the merger does not result in significant increased sales.

The combined license and royalty revenues from palmOne and Handspring were $11.6 million for the three months ended February 29, 2004 compared to the combined license and royalty revenues from Palm and Handspring of $16.5 million for the three months ended February 28, 2003. The combined license and royalty revenues from palmOne/Palm and Handspring were $31.9 million for the nine months ended February 29, 2004 compared to the combined license and royalty revenues from Palm and Handspring of $34.3 million for the nine months ended February 28, 2003. The decrease in both periods was primarily due to $3.8 million in top-up payments received during the third quarter of fiscal year 2003, as Palm and Handspring did not meet their annual or quarterly royalty commitments. However, there were no top-up payments from palmOne/Palm or Handspring during the three and nine months in fiscal year 2004, due to lower minimum requirements.

Related party support and service revenues.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Related party support and service revenues	$87	$254	(66)%	$500	$1,282	(61)%
Percentage of total revenues	0.4%	1.0%		0.9%	2.2%

Support and service revenues from Palm were $0 and $0.2 million for the three and nine months ended February 29, 2004 and $0.1 million and $1.1 million for the three and nine months ended February 28, 2003, respectively. Support and service revenues from Sony were $0.1 million and $0.3 million for the three and nine months ended February 29, 2004, and $0.1 and $0.2 million for the three and nine months ended February 28, 2003, respectively. The decrease in related party support and service revenues during the three and nine months ended February 29, 2004 compared to the same periods in fiscal year 2003 was due to recognizing palmOne revenues as third party revenues subsequent to the distribution. In addition, during the nine months ended February 29, 2004 compared to the same period ended February 28, 2003, professional services revenues from Palm decreased by $0.6 million.

Third party support and service revenues.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Third party support and service revenues	$1,221	$1,785	(32)%	$3,402	$3,290	3%
Percentage of total revenues	5.7%	6.8%		6.1%	5.9%

The decrease in third party support and service revenues during the three months ended February 29, 2004 compared to the same period ended February 28, 2003 was primarily due to a decrease of $0.4 million in professional services revenues and a decrease of $0.5 million in expired support agreements, offset by palmOne support and service revenues of $0.2 million recognized as third party revenues subsequent to the distribution. The increase in third party support and service revenues for the nine months ended February 29, 2004 compared to the same period ended February 28, 2003 was primarily due to $0.3 million in palmOne support and service revenues being classified as third party revenues and new licensee agreements of $0.6 million, offset by a decrease in expired support agreements of $0.8 million.

Cost of license and royalty revenues.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Cost of license and royalty revenues	$1,111	$1,931	(42)%	$3,102	$6,264	(50)%
Percentage of total revenues	5.2%	7.3%		5.6%	11.2%

Cost of license and royalty revenues principally represents royalty payments to third-party technology vendors, payments to publishers for eBook content and amortization of purchased intangible assets. The decreases in cost of license and royalty revenues during the three and nine months ended February 29, 2004 compared to the same periods ended February 28, 2003 in absolute dollars and as a percentage of total revenues were primarily due to the decrease of $1.2 million and $3.9 million, respectively, in amortization of purchased intangibles from the Smartcode, Actual Software, and WeSync acquisitions, as the intangible assets became fully amortized by the end of fiscal year 2003. In addition, the decrease was also due to ceased amortization for Palm Digital Media intangible assets after it was sold to PalmGear in the first quarter of fiscal year 2004. The decrease in the three and nine months ended February 29, 2004 by $0.4 million and $0.9 million, respectively, was to the result of the elimination of payments to eBook content providers due to the sale of Palm Digital Media product line to PalmGear. The decrease was offset by an increase in royalty payments for licensed technology. The majority of our cost of license and royalty revenues is of a fixed nature, either the amortization of purchased intangibles or term license fees paid to technology vendors recognized ratably, and is not directly related to or allocable to either third party or related party revenues. We expect cost of license and royalty revenues to increase due to increased royalty payments for licensed technology to support new versions and features of Palm OS, which are partially offset by a decline in amortization of purchased intangible assets as certain intangible assets become fully amortized and the elimination of payments to eBook content providers due to the sale of the Palm Digital Media product line to PalmGear in August 2003.

Cost of support and service revenues.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Cost of support and service revenues	$460	$779	(41)%	$1,432	$2,132	(33)%
Percentage of total revenues	2.1%	3.0%		2.6%	3.8%

Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The decreases in cost of support and service revenues during the three and nine months ended February 29, 2004 compared to the same periods ended February 28, 2003 in absolute dollars and as a percentage of total revenues were primarily due to the decrease in cost of professional services of $0.2 million and $0.4 million, respectively, as professional service revenues declined. In addition, the decrease for the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003 was due to a decrease of $0.2 million in allocated overhead that was principally information technology and real estate costs, and a decrease of $0.1 million in personnel and related cost of the support organization. We expect support and service gross profit to increase in the future as we intend to expand our professional services business and as economies of scale are achieved in the support organization.

Research and development expenses.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Research and development expenses	$8,587	$10,363	(17)%	$25,556	$31,553	(19)%
Percentage of total revenues	39.9%	39.3%		46.1%	56.1%

Research and development expenses consist primarily of personnel and related costs to support our product development and related information technology and facilities costs. The decreases in research and development expenses during the three and nine months ended February 29, 2004 compared to the same period ended February 28, 2003 in absolute dollars were primarily due to a decrease in employee related expenses that included headcount reductions initiated during the third quarter of fiscal year 2003 of $1.7 million and $4.5 million, respectively, and a decrease in allocated overhead that was principally real estate and information technology costs of $0.4 million and $1.6 million, respectively. The increase as a percentage of total revenues for the three months ended February 29, 2004 compared to the same period ended February 28, 2003 was due to a decrease in total revenues. The decreases in research and development expenses for the nine months ended February 29, 2004 compared to the same period ended February 28, 2003 in absolute dollars and as a percentage of total revenues were partially offset by an increase in consulting expenses by $1.1 million on new engineering initiatives. Our research and development expenses are primarily fixed employee costs. These costs are monitored and reviewed by management, and we expect to respond according to market conditions and economic trends.

Sales and marketing expenses.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Sales and marketing expenses	$4,899	$4,402	11%	$14,524	$12,839	13%
Percentage of total revenues	22.7%	16.8%		26.2%	22.9%

Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials, customer conferences and related information technology and facilities costs. The increases in sales and marketing expenses during the three and nine months ended February 29, 2004 compared to the same periods ended February 28, 2003 in absolute dollars and as a percentage of total revenues were primarily due to an increase in stock-based compensation expense and bonus of $0.7 million and $1.5 million, respectively. The increase during the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003 was also attributed to increased conference costs of $0.4 million. We expect sales and marketing expenses to fluctuate in response to market conditions, geographic expansion, economic trends and the cost and timing of future PalmSource developer conferences.

General and administrative expenses.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
General and administrative expenses	$5,180	$3,534	47%	$13,935	$9,511	47%
Percentage of total revenues	24.0%	13.5%		25.1%	17.0%

General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. The increases in general and administrative expenses during the three and nine months ended February 29, 2004 compared to the same periods ended February 28, 2003 in absolute dollars and as a percentage of total revenues were primarily due to an increase in stock-based compensation expense of $1.7 million and $4.1 million, respectively. We expect that general and administrative expenses will increase in the future due to demands of operating as a public company. In particular, as a result of the distribution, we have a large stockholder base and expect to incur significant costs associated with routine stockholder communications, in addition to the potentially significant legal and regulatory compliance costs associated with being a public company.

Amortization of intangible assets.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Amortization of intangible assets	$—	$104	(100)%	$163	$314	(48)%
Percentage of total revenues	0.0%	0.4%		0.3%	0.6%

Amortization of intangible assets consists of amortization related to our acquisitions. Amortization of intangibles from prior acquisitions was completed in the second quarter of fiscal year 2004.

Restructuring.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Restructuring	$—	$2,172	(100)%	$—	$2,172	(100)%
Percentage of total revenues	0.0%	8.3%		0.0%	3.9%

Restructuring charges principally consisted of workforce reductions, including severance, benefits, related expenses and facility closings. The restructuring charges in the three and nine months ended February 28, 2003 were primarily workforce reduction costs for severance, benefits, and related costs associated with a reduction of approximately 60 employees. In accordance with SFAS No. 146, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less. Headcount reductions from the fiscal year 2003 restructuring action were completed in the second quarter of fiscal year 2004.

Separation costs.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Separation costs	$181	$960	(81)%	$7,273	$2,853	155%
Percentage of total revenues	0.8%	3.7%		13.1%	5.1%

Separation costs are generally consulting and professional fees related to separating our business from Palm, effecting the distribution and establishing PalmSource as a separate independent company. The decrease in separation costs for the three months ended February 29, 2004 compared to the three months ended February 28, 2003 was due to the completion of the PalmSource distribution in the second quarter of fiscal year 2004. The costs subsequent to the distribution represent adjustments to settle remaining costs and wrap-up activities. The increase for the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003 was primarily due to $3.9 million in investment banking fees and an increase of $0.5 million in professional fees. On October 28, 2003, Palm’s stockholders approved the distribution of PalmSource from Palm. As the distribution was completed in the second quarter of fiscal year 2004, we do not expect to incur substantial separation costs in future periods.

Interest expense.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Interest expense	$(193)	$(138)	40%	$(466)	$(378)	23%
Percentage of total revenues	(0.9)%	(0.5)%		(0.8)%	(0.7)%

Interest expense prior to the distribution date represents interest on the $20.0 million 2.48% note payable to Palm through the distribution date. Interest expense subsequent to the distribution date represents interest on the $15.0 million, 5% convertible, subordinated note issued to Texas Instruments. We expect interest expense to increase due to the net increase between the interest on the $15.0 million 5% convertible subordinated note payable to Texas Instruments unless the note is repaid (see Note 12 Subsequent Events) and the elimination of the note payable to Palm that bore interest at 2.48%. See section titled “ – Liquidity and Capital Resources – The Convertible Note” for further discussion.

Interest and other income (expense), net.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Interest and other income (expense), net	$(105)	$(507)	(79)%	$(67)	$(4,382)	(98)%
Percentage of total revenues	(0.4)%	(1.9)%		(0.1)%	(7.7)%

The changes in other income (expense) in the three and nine months ended February 29, 2004 compared to the same periods ended February 28, 2003 were primarily due to payment to Palm for expenses relating to a $50.0 million bond posted by Palm pending resolution of the Xerox litigation of $0.4 million and $1.1 million, respectively. The bond was released in April 2003. In addition, the change in other income (expense) in the nine months ended February 29, 2004 compared to the nine months ended February 28, 2003 was primarily due to a $3.2 million charge related to a write-down in our investment in a private equity security, which had been carried at cost and for which we determined the decline in value of our entire investment to $0.8 million to be other than temporary during the nine months ended February 28, 2003. We expect other income (expense) to fluctuate in future periods due to changes in interest rates and foreign exchange fluctuations.

Income tax provision.

	Three Months Ended			Nine Months Ended
(In thousands)	February 29, 2004	February 28, 2003	Percent Change	February 29, 2004	February 28, 2003	Percent Change
Income tax provision	$256	$650	(61)%	$1,269	$2,034	(38)%
Percentage of total revenues	1.2%	2.5%		2.3%	3.6%

We incurred net operating losses for both three- and nine-month periods in fiscal year 2004 and 2003, and as a result we did not record a benefit for temporary differences and maintained a full valuation allowance. The income tax provision for both the three- and nine-month periods in fiscal years 2004 and 2003 consists primarily of changes in the deferred tax liability and foreign withholding taxes.

Liquidity and Capital Resources

Cash Flows

At February 29, 2004, we had cash and cash equivalents of $31.6 million, representing a decrease of $5.9 million from May 31, 2003. Net cash used for operating activities was $11.4 million and $5.7 million for the nine months ended February 29, 2004 and February 28, 2003, respectively. The increase in cash used for operating activities for the nine months ended February 29, 2004 as compared to the nine months ended February 28, 2003 was primarily due to increase in accounts receivables from palmOne as higher revenues were reported in the current period compared to the prior period, a decrease in deferred revenue as a result of higher amortization of deferred revenue than prepayment of revenues, and an decrease in other accrued liabilities principally due to payment of banker fees to separate from palmOne, partially offset by a transaction with PalmGear during the first quarter of fiscal year 2004 in which we received net proceeds in the nine-month period ended February 29, 2004 of $3.5 million. Our arrangement with PalmGear was classified as deferred revenue, which is to be recognized ratably over the three-year term of the arrangement. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront initial license fees and timing of shortfall payment minimums. If we are unable to obtain significant upfront fees or otherwise increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future.

Net cash used for investing activities was $0.3 million for the nine months ended February 29, 2004 and $3.0 million for the nine months ended February 28, 2003. During the nine months ended February 28, 2003, the increase in property and equipment expense was primarily due to tenant improvements and information technology infrastructure cost to relocate to the Sunnyvale facility. We have historically used cash for acquisitions of businesses with complementary technologies and for the purchase of property, plant and equipment. We anticipate capital expenditures for property, plant and equipment to be approximately $0.3 million for the remainder of fiscal year 2004. We may use cash resources to pursue strategic acquisitions or investments in other companies that provide products and services that are complementary to ours.

Net cash provided by financing activities was $5.7 million for the nine months ended February 29, 2004 and $17.7 million for the nine months ended February 28, 2003. Historically, Palm has been our principal source of cash from financing activities. Since the separation of the Palm and PalmSource businesses, Palm has made net capital contributions and transfers to us in cash of $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date, October 28, 2003, which is net of the contribution of the $20.0 million 2.48 % note payable to Palm, a cash contribution of $6.0 million, net transfers of $0.2 million and the transfer to us of the $15.0 million 5% convertible subordinated note due 2006 to Texas Instruments. The Texas Instruments note is convertible into our common stock. See the section titled “—The Convertible Note” below for a more detailed description of the note. Since the distribution, palmOne is no longer providing funds to finance our working capital or other cash requirements. Therefore, we may require or choose to obtain additional debt or equity financing in the future. In early April 2004, we sold 3,450,000 shares of our common stock at a public offering price of $18.00 per share as discussed further in Note 12, Subsequent Events. In October 2002, we received an investment of $20.0 million from Sony for 3,333,333 shares of our Series A preferred stock at a purchase price of $6.00 per share, which automatically converted into 666,666 shares of our common stock at the time of the distribution.

Line of Credit

In October 2003, we entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit. Borrowings under the line of credit are to be repaid on or before October 10, 2005 and bear interest, at our option, at either the prime rate plus 1.75% per annum or LIBOR plus 4.75% per annum. Borrowings under the line of credit are collateralized by substantially all of our assets except for our intellectual property. There is a negative pledge for our intellectual property wherein, in the event we borrow under the line of credit, the intellectual property may not be used as collateral or otherwise pledged or encumbered. The agreement requires us to maintain certain non-financial covenants and financial covenants, which require us to maintain minimum amounts of revenues, profitability, cash, and liquidity. At February 29, 2004, no borrowings were outstanding under the line of credit.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from uncertainties related to global economies. We believe that our current cash and cash equivalents, together with cash expected to be generated from operations, will be sufficient to satisfy our working capital, capital expenditures and operating expense requirements for the next 12 months. However, we may require or choose to obtain additional debt or equity financing in the future. In early April 2004, we sold 3,450,000 shares of our common stock at a public offering price of $18.00 per share as discussed further in Note 12, Subsequent Events. We cannot assure you that additional financing, if needed, will be available on favorable terms, if at all. Any equity financing will dilute the ownership interests of our stockholders, and any debt financing may contain restrictive covenants.

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

Commitments

Future payments under contractual obligations and other commercial commitments, as of February 29, 2004, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$1.9	$1.4	$0.5	$—	$—
Third-Party Royalty Commitments	2.4	0.6	0.5	0.5	0.8
Long-Term Convertible Subordinated Note	15.0	—	15.0	—	—

Total Contractual Obligations	$19.3	$2.0	$16.0	$0.5	$0.8

Our facility leases are under non-cancelable lease agreements. Our leases expire at various dates through September 2005.

In June 2002, we entered into two royalty agreements with third-party vendors for certain licensed technology, which include minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated after the initial year. Future minimum commitments under these agreements are $0.2 million for the remaining three months of fiscal year 2004, $0.5 million in fiscal year 2005, $0.5 million in fiscal year 2006, $0.5 million in fiscal year 2007, $0.4 million in fiscal year 2008, and $0.3 million in fiscal year 2009.

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

As part of our separation agreements, palmOne is required to defend and indemnify us for certain damages that we may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements, if palmOne is required to pay Xerox as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, we will be required to pay any shortfall amounts. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. While we believe that there are adequate defenses to the claims made by Xerox, we cannot assure you that palmOne will be successful or that an adverse outcome will not significantly harm, our business, results of operations and financial condition would be significantly harmed, and we may be rendered insolvent.

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

We have not been continuously profitable during all of the periods for which we have prepared historical financial statements. During the nine months ended February 29, 2004 and February 28, 2003, we had net losses of approximately $12.3 million and $18.3 million, respectively, on revenues of $55.5 million and $56.1 million, respectively. Cash used for operations for the nine months ended February 29, 2004 and February 28, 2003 was $11.4 million and $5.7 million, respectively. In addition, as of February 29, 2004, our tangible assets were less than our total liabilities, resulting in a negative tangible net worth. We may not be able to liquidate our assets to pay our liabilities if we are unable to fund our operations in the future. While we have historically received upfront, initial license fees, which partially funded our negative cash flow from operations, we do not expect this trend to continue. We have historically had negative cash flow from operations and may not achieve positive cash flow in the future.

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

We currently derive our revenue from a small number of licensees of Palm OS. Revenue from Palm and palmOne was $11.4 million, or 53.0% of total revenues for the quarter ended February 29, 2004 and $15.1 million, or 57.6% of total revenues, for the quarter ended February 28, 2003. Revenue from Sony was $3.0 million, or 14.1% of total revenues, for the quarter ended February 29, 2004 and $3.8 million, or 14.5% of total revenues, for the quarter ended February 28, 2003. Revenue from Handspring was $0.4 million, or 1.7% of total revenues, for the quarter ended February 29, 2004 and $1.6 million, or 5.9% of total revenues, for the quarter ended February 28, 2003. Although we have recently expanded the number of licensees, these new licensees have yet to introduce products on the market that generate revenues for us. Additionally, the acquisition of Handspring by Palm has increased our customer concentration. We expect that palmOne and Sony will continue to account for a substantial portion of our revenues for the foreseeable future. If revenues from either palmOne or Sony do not grow as we anticipate, if either of them decides not to incorporate Palm OS into their future products, if either of them decides not to use Palm OS as the primary operating system for their future products or if palmOne experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will need to significantly reduce our expenses or increase our revenues from other sources to stay in business. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012 and our license agreement with Handspring was terminated following the Handspring merger. Nothing restricts these licensees from competing with us or offering products based on competing operating systems and these licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. However, in the event that palmOne chose to offer products based on competing operating systems, palmOne would still be required to pay the minimum annual payments pursuant to the license agreement. Once these license arrangements expire, we may not be able to renegotiate them on favorable terms, or at all. If we do not continue to generate significant revenues from palmOne or Sony or if we are unable to generate an increased percentage of our revenues from other licensees, our business, results of operations and financial condition will be significantly harmed.

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

In connection with our separation agreements, palmOne has agreed to defend and indemnify us for damages incurred due to certain litigation with Xerox Corporation; if palmOne is unsuccessful in the litigation and is unable to or does not indemnify us, our business, results of operations, financial condition and cash flows would be significantly harmed, we may not be able to stay in business, and our licensees may not be able to ship products with Graffiti handwriting recognition software.

palmOne is a defendant in a civil action brought by Xerox Corporation in 1997 relating to the Graffiti handwriting recognition software then used in handheld computers using Palm OS. The complaint by Xerox alleged willful infringement of U.S. Patent No. 5,596,656, or the ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In December 2001, the trial court held that the ‘656 patent was valid, enforceable and infringed. The December 2001 ruling was appealed, and in a February 2003 decision the appellate court remanded the case to the trial court for a determination of the issues of invalidity and enforceability of the ‘656 patent. On December 10, 2003 the trial court heard motions from Xerox and the defendants for summary judgment on the issues of invalidity of the ‘656 patent. The trial court has not yet ruled on these motions, but we expect a ruling may be issued any time in the next six months. On April 7, 2004, PalmSource learned that the court had issued an order naming PalmSource as a defendent.

As part of our separation agreements, palmOne has agreed to defend and indemnify us for certain damages that we may incur due to the Xerox litigation, whether or not we are a defendant. palmOne has indicated that it intends to continue to defend itself vigorously against these claims. However, we cannot assure you that palmOne will continue to defend itself or be successful. In 2002, we licensed technology which we used to create an alternative handwriting recognition system for use in Palm OS, referred to as Graffiti 2, which we now offer to all of our licensees. At the end of 2002, we began offering this alternative software to our existing licensees, and disclaimed responsibility for any damages resulting from any shipments after that time of the original versions of Graffiti handwriting recognition software by our licensees. However, under our license agreements with our licensees we have agreed to indemnify them for any damages they incur due to infringement by our or palmOne’s intellectual property, and accordingly we could be liable for damages resulting from use of the original version of the Graffiti handwriting recognition software prior to our offering of Graffiti 2. If palmOne is not successful in the litigation, Xerox will likely seek an injunction from the court preventing our licensees from offering products with the original version of Graffiti handwriting recognition software. If the court issues an injunction in favor of Xerox, we would lose any additional royalties that might have been due from those licensees that are continuing to ship the original version of Graffiti. As a result, and if palmOne is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements with palmOne, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of the judgment or the due date under the settlement, we will be required to pay any shortfall amounts to Xerox. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, these damages could be substantial.

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

Once we enter into a license agreement, it often takes six to 24 months, depending on the specific technical capabilities of the licensee and the complexity of the licensee’s product, for our licensees to develop commercially available products, if at all, on which we can begin to recognize license revenues. The process of persuading licensees to adopt our technology can be lengthy and, even if adopted, we cannot assure you that our technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. Due to these challenges, predicting when a new licensee will generate product royalty revenues, if at all, is difficult. If we invest management and engineering resources in a licensee but the licensee’s product is ultimately not introduced to market or is not well received by end users, our operating results would suffer. Even if a licensee’s product is introduced to market, the revenue recognition of royalties derived from sales of the product may be deferred to a later period, or may be recognized over an extended period, in accordance with U.S. generally accepted accounting principles.

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

Palm Powered products depend upon effective interoperability with software running on personal computers and network servers to acquire and backup information. Interoperability with this other software can be affected by the design of the personal or network server operating environments and the device that incorporates Palm OS or Palm OS itself. For example, if Microsoft modified its desktop or server software products to make them incompatible with Palm OS, demand for Palm Powered devices would likely be significantly reduced, particularly among existing users of Microsoft products. If the desktop or network server interoperability of Palm OS devices is compromised in any way, the attractiveness and use of Palm OS could be adversely affected. As a result, our business, results of operations and financial condition would be seriously harmed.

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

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, Xerox and palmOne are in litigation relating to the original version of Graffiti handwriting recognition software used in handheld computers using Palm OS, which is discussed in more detail above. We have recently been added to the complaint by Xerox. If an injunction is obtained by Xerox, it could have a significant adverse impact on our operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. As part of our separation agreements, palmOne has agreed to defend and indemnify us for certain damages that we may incur due to the Xerox litigation, but palmOne is not required to defend and indemnify us for any profits we lose as a result of the litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, or if any liability we are ruled to have to Xerox is outside the scope of palmOne’s indemnification obligations to us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses.

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

The proliferation of applications that run on Palm Powered products has largely been attributable to our extensive third-party developer community, which we continue to rely on for future application development. More than 300,000 developers have registered to use Palm OS developer tools to create software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, more than 20,000 software titles are available for Palm Powered products. We must continue to provide support for these developers and provide attractive incentives to encourage future Palm OS application development. For example, we do not have the resources to provide cash incentives to our developers, as some of our competitors do. If we are unable to retain our existing developer community and attract additional third-party developers, the availability of new software applications for Palm OS may be adversely affected, which could affect our ability to compete, lower the value of Palm Powered products to end users and affect our licensees’ ability to market our products and services, cause our operating results to fluctuate and adversely affect our business, results of operations and financial condition.

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

Since the distribution, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Several regulatory agencies and entities are considering regulatory changes that could make it more difficult or expensive for us to grant stock options to employees. For example, the Financial Accounting Standards Board has proposed changes to the U.S. generally accepted accounting principles that, if implemented, would require us to record a charge to earnings for employee stock option grants. In addition, new regulations implemented by the Nasdaq National Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Interest Rate Risk

We currently maintain an investment portfolio consisting mainly of cash equivalents. We invest primarily in money market funds and auction rate securities. The auction rate securities are classified as available for sales and reported on the balance sheet at par value, which equals market value, as the rates reset every 7, 28 or 35 days. Therefore, a hypothetical 10% adverse movement in the levels of interest rates would cause an immaterial decline in the fair value of our investment portfolio. While the primary objective of our investment activities is to maintain the safety of principal and preserve liquidity, we may invest in instruments that could lose fair value due to an adverse interest rate movement.

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.8 million as of February 29, 2004 due to decline in the value of the entity that we determined the decline in value to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investment or even lose the entire value of the investment.

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

From time to time, PalmSource may be subject to routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact. Regardless of outcome, litigation can have an adverse impact on PalmSource because of defense costs, diversion of management resources and other factors.

In the course of palmOne’s business, it occasionally receives claims related to consumer protection, general commercial claims related to the conduct of its business and the performance of its products and services and other litigation claims, such as stockholder derivative class action lawsuits. In the course of palmOne’s business, it also receives claims of infringement or otherwise becomes aware of potentially relevant patents or other intellectual property rights held by other parties. palmOne is currently subject to a number of these claims and although the majority of the claims currently do not name PalmSource as a defendant, the substance of the claims may implicate PalmSource and result in claims against PalmSource in the future or require that PalmSource indemnify palmOne pursuant to the separation agreements PalmSource and palmOne. PalmSource is not currently able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from such cases, but an unfavorable resolution of these lawsuits could materially adversely affect PalmSource’s business, results of operations or financial condition.

On April 7, 2004, PalmSource learned that the court in the case captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T, had issued an order naming PalmSource as a defendant. For a specific description of the Xerox litigation, see Note 10, Litigation, to PalmSource, Inc. Notes to Condensed Consolidated Financial Statements in Part I. As part of PalmSource’s separation agreements with palmOne, palmOne is required to defend and indemnify PalmSource for certain damages that it may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify PalmSource, it might be required to pay Xerox significant damages or license fees or pay PalmSource’s licensees significant amounts to indemnify them for their losses. PalmSource cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. While PalmSource believes that there are adequate defenses to the claims made by Xerox, there can be no assurance that palmOne will be successful or that an adverse outcome will not significantly harm PalmSource’s business. PalmSource further believes that it is remote that it will incur a loss resulting from any fees or damages in excess of amounts recoverable from palmOne under palmOne’s indemnification of PalmSource.

Item 2.	Changes in Securities and Use of Proceeds

On August 4, 2003, PalmSource granted an aggregate of 932,965 shares of restricted common stock, subject to vesting conditions, to certain of its key executives. The purchase price for a share of restricted common stock was $0.001, the par value of a share of PalmSource common stock on August 4, 2003, the date of grant. These securities were sold in reliance upon the exemption from registration provided by Section 701 of the Securities Act of 1933, as amended.

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

(b) Reports on Form 8-K

On March 18, 2004, PalmSource issued a press release dated March 18, 2004 containing financial information for PalmSource, Inc. for the quarter ended February 27, 2004 and forward-looking statements relating to PalmSource’s performance during the fourth quarter of fiscal year 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date: April 9, 2004	By:	/s/ ALBERT J. WOOD

Albert J. Wood Chief Financial Officer and Treasurer