Form 10-K
period 2004-05-28
PALMSOURCE INC
filed 2004-08-20
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended May 28, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-50402

PALMSOURCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0586278
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1240 Crossman Avenue

Sunnyvale, California 94089-1116

(Address of principal executive offices)

(408) 400-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

As of November 28, 2003, based on the closing sales price as quoted by the Nasdaq, 10,687,761 shares of common stock, having an aggregate market value of approximately $274,247,947 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at July 23, 2004 was 15,101,231 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PalmSource, Inc.

Form 10-K

For The Fiscal Year Ended May 28, 2004

Special Note Regarding Forward-Looking Statements

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended May 28, 2004, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that could cause our industry’s results, level of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “ continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of any of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results.

PART I

Item 1. Business

Overview

We are a leading developer and licensor of platform software that enables mobile information devices. Our software platform consists of operating system software, or Palm OS, and software development tools. We have also enhanced our platform with applications such as personal information management software, web browsers and e-mail. A wide range of smart mobile devices incorporate our solutions, including personal digital assistants, or PDAs; smartphones; location-aware devices; entertainment devices; and industry-specific devices used in industries such as education, hospitality and healthcare. We license Palm OS to leading smart mobile information device manufacturers, including palmOne, Sony, Garmin, GSPDA, Kyocera, and Samsung. Products using Palm OS, or Palm Powered products, have held the number one PDA market share position in each of the reports filed in the past six years by IDC, as measured in units sold.

Our primary product offering, Palm OS, provides a flexible platform that enables the creation of powerful, innovative and easy-to-use smart mobile devices. Historically, the majority of our licensees have developed PDAs and Palm OS has attracted a large and loyal following, with approximately 34 million Palm Powered products sold to date. We have begun to license Palm OS to smartphone manufacturers and intend to continue to build on our leadership position and experience in PDAs to become a leading licensor of platform software for smartphones and other next generation smart mobile products. An increasing portion of our revenue and units shipped are coming from these smartphone licensees. There are approximately 300,000 registrants in our Palm OS developer program which offers Palm OS developer tools, programs, and support to enable the creation of software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications with whom we have a strategic relationship, there are currently more than 20,000 software titles available for Palm Powered products. To further promote our software platform, we provide professional services and support for our licensees and developers.

Company Background

We were incorporated on December 3, 2001 as a wholly-owned subsidiary of Palm, Inc., or Palm, an event that we refer to in this report as the separation and the date of which we refer to as the separation date. The purpose of the separation was to establish PalmSource as an independent company to conduct substantially all of Palm’s operating system software group business. In October 2003, Palm distributed to its stockholders on a pro-rata basis all of the outstanding shares of our common stock owned by Palm, an event that we refer to in this report as the distribution. At the same time as the distribution, Palm acquired Handspring, Inc., an event that we refer to in this report as the Handspring merger, and the combined entity changed its name to palmOne, Inc. In this document, we refer to palmOne, Inc. as “palmOne” or “Palm” interchangeably, depending upon the time and context of the event described. References in this report to “PalmSource,” “we,” “our,” and “us” refer to PalmSource, Inc. Our principal executive offices are located at 1240 Crossman Avenue, Sunnyvale, California 94089-1116 and our telephone number is (408) 400-3000. Our website can be found at www.palmsource.com.

Industry Background

The Proliferation of Mobile Information Devices

For both professionals and individual consumers, it has become increasingly important to have personal and professional information such as addresses, calendars, to-do lists, customer information and other reference information close at hand and easily managed to facilitate better communications. As people have become increasingly mobile, the need for convenient, portable devices to store, manage and communicate information has grown rapidly. Traditionally, storing and managing personal and professional information was accomplished using paper-based products, and later, stand-alone portable computers or specialized electronic devices. These tools often are cumbersome, expensive, difficult to use and offer limited functionality. The invention of the pen-based PDA in the early 1990s provided consumers a more useful electronic option for holding and organizing information and allowed users to synchronize the information in the handheld device with information on a personal computer. As new types of smart mobile devices that include PDA functionality come to market, sales are shifting away from traditional PDAs. According to an IDC report dated August 2004, annual worldwide shipments of pen-based handheld devices are projected to decrease from approximately 10.4 million units in 2003 to an estimated 9.6 million units in 2008, representing a 2% decline, compounded annually.

In addition, professionals and individual consumers increasingly need to communicate while mobile, as evidenced by the rapid adoption of mobile phones and PDAs throughout the world. In an effort to reduce the number of devices that they need to carry to stay connected to critical information, users have begun to adopt a new class of smart mobile devices that provide the combined functionality of mobile phones and traditional PDAs. According to the August 2004 IDC report, annual worldwide shipments of smartphones, which IDC refers to as “converged mobile devices,” are projected to increase from approximately 9.4 million units in 2003 where Palm OS powered 8.0% of these devices, to an estimated 94.0 million units in 2008, representing a 58% compound annual growth rate, and Palm OS is projected to power 5.5% of these devices by 2008. In addition, manufacturers are incorporating information capabilities into a wide range of other devices, including location-aware devices and other consumer products such as wristwatches and game devices.

While most mobile information devices historically have been purchased by individuals, continued pressure to raise productivity is causing enterprises to seek new ways to enable professionals and other workers to be more connected and more efficient in both traditional and non-traditional work settings. As a result, information technology managers are playing an increasing role in purchase decisions by setting standards for mobile computing within their organizations. Direct enterprise purchases of smart mobile devices are also expected to rise, driven in part by high interest in mobile e-mail.

The Needs and Preferences of Mobile Information Device Users, Mobile Information Device Manufacturers and Wireless Carriers

Mobile information device manufacturers face the significant challenge of developing products to appeal to a variety of customers with diverse needs, preferences and budgets. Consumers, from school-age children to retirees, are using mobile information devices for personal uses. Employees in a wide range of industries, from manufacturing to travel to health care, are using mobile information devices in lieu of traditional inventory, booking and other operational systems to perform a variety of work-related tasks. For example, many retail stores now use mobile information devices to locate and special order items for customers, rather than using traditional inventory and information systems. Professionals increasingly require devices with communications capabilities coupled with information management functions. In addition, enterprises have different needs than individuals, including a greater emphasis on security and integration with other systems.

Users demand that manufacturers create devices that are easy to use, affordable, reliable and interoperable with other productivity tools. Mobile information devices must operate quickly and efficiently, have long battery lives, support a broad set of powerful applications and allow users to retain data regardless of the device that they are using.

Mobile information device manufacturers have taken advantage of technological advances that already have led to substantial reductions in the size and weight of mobile information devices, as well as improvements in battery life, reliability, storage capacity and display quality. These changes fueled rapid growth in the PDA market for many years. However, we believe that to attract new customers and generate new upgrade sales, manufacturers will need to meet the needs and preferences of users by incorporating communications capabilities, Internet connectivity or multimedia capabilities into mobile information devices.

Due to the proliferation of mobile phone users and the highly competitive nature of the mobile phone service market, wireless operators are constantly seeking methods of attracting and retaining customers and generating additional revenues from users. Wireless operators work with mobile information device manufacturers to develop innovative mobile devices that offer user functionality that promotes consumer adoption and loyalty. In addition, in some cases wireless carriers are able to exploit new mobile device functionality, such as e-mail access and Internet connectivity, to derive additional revenues from users. In addition, wireless carriers are concerned about the support burden these new devices and services may cause so ease of use for the devices is increasingly important. We believe that mobile device manufacturers will have to continue to produce innovative products with enhanced functionality to meet the demands of wireless operators.

Limitations of Existing Software Solutions

Traditionally, mobile information device manufacturers have adopted one of two software approaches to meet the needs of their customers. Some manufacturers have chosen to license a relatively rigid software platform to offer a consistent user experience and get their products to market more rapidly. However, this platform constrains the way in which the devices can be used and limits the ability of device manufacturers to customize and differentiate their products. Others have attempted to design software for each device that can meet a customer’s precise specifications. However, this approach can be time-consuming and costly and requires users to learn different operating environments for each new type of device. Further, the resulting product generally is not interoperable with existing applications and is not likely to attract third-party application development since most software developers are looking to design applications that will run on the largest number of devices with the fewest modifications. We believe that device manufacturers, application developers and consumers prefer a software solution that offers a common user experience and a consistent platform, yet is easily customizable to meet the needs of a variety of end users.

Our Solution

We develop, license and support a leading software platform that enables mobile information device manufacturers to rapidly and efficiently create products that meet diverse customer needs. Our platform consists of Palm OS and software development tools, as well as applications such as personal information management applications, e-mail and web browsers that enable mobile information device manufacturers to develop products based on our platform. We also provide professional services and product development support for our licensees. In addition, we have a large and loyal following of third-party developers building applications for our platform. Our solution has emerged as a highly flexible, efficient platform for mobile information devices. Key benefits of our solution are:

Flexible Platform that Enables Mass Customization. Palm OS was designed for mobile information devices, for which ease of use, instant access to information, low power consumption and wireless capabilities are important design characteristics. As a result of this focus, the Palm OS architecture enables mobile information device manufacturers to develop a variety of products at a wide range of price points with the customized applications that their customers require. Palm OS is comprised of easily configurable components, which provide device manufacturers a high degree of design flexibility, enabling them to develop a wide variety of handheld systems, ranging from basic PDAs to high-end multimedia and game devices, smartphones, wristwatches and industrial handhelds. At the same time, Palm OS offers users a consistent operating experience and the ability to run a common set of applications on any Palm Powered device.

Intuitive and Familiar User Interface. We designed Palm OS with a focus on productivity and ease of use, and we believe that the Palm Powered ingredient brand is associated with these attributes. From the first version of our software released in 1996 in the Palm Pilot, our designers have studied how mobile information devices are actually used and how to make devices simple and efficient to operate. We believe that Palm Powered products can more easily penetrate new markets because learning to use Palm OS does not require prior familiarity with PC operating systems, which means users of Palm OS need less training to use their Palm Powered devices. This ease of use can directly related to lower support costs for the manufacturers of these devices and the wireless carriers that deploy these devices into their networks.

Efficiency, Performance and Reliability. Palm OS has been designed to provide significant power and performance advantages over competitive solutions. These advantages include significantly lower operating system memory and processor requirements than competitive solutions. Device manufacturers that build products based on our platform can therefore achieve similar device features and functionality while lowering component cost beyond that achievable using competing operating systems. For example, a complete and fully featured version of our operating system will fit within a device as small as a wristwatch with as little as two megabytes of storage memory, while a comparable version of our closest competitor’s currently available offering would require sixteen megabytes of storage memory and a substantially larger device. In addition, our platform architecture is specifically designed to provide a highly reliable operating environment for mobile information devices. For example, our operating system is designed to cope with power loss and other unplanned events in a manner that will not compromise data.

Cooperative Development that Speeds Innovation. We work with our licensees and other technology providers to speed the introduction of new and innovative products. We provide to our licensees support and professional services that enable them to bring products to market more quickly and effectively. As our licensees develop technology enhancements, the terms of our licensing and support agreements ensure that we maintain the right to include most of the broadly applicable technology advancements in future versions of Palm OS. This approach allows us to more rapidly develop next generations of Palm OS and make technology advancements available to the broader community of Palm OS licensees and their customers. We also have introduced the Palm OS Ready program, through which we license a subset of our software tool kit to a select number of industry-leading technology providers that supply components, such as processors and graphics chips, to mobile information device manufacturers. By having access to these tools, members of the program can customize their technology for Palm OS and subsequently sell those products directly to our licensees earlier in the design cycle. The objectives of the Palm OS Ready program and our cooperative development approach are a time-to-market advantage for our licensees and reduced support costs.

Extensive Community of Third-Party Developers and Applications. The Palm OS platform has attracted a large and loyal following, with approximately 34 million Palm Powered devices sold to date. Our broad user base has also attracted a large community of third-party developers creating software applications, peripherals and accessories that increase the performance and functionality of Palm Powered devices. There are approximately 300,000 registrants in our Palm OS developer program which offers Palm OS developer tools, program, and support to enable the creation of software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, there are currently more than 20,000 software titles available for Palm Powered devices. We make development tools available for our developer community, and we share select parts of the Palm OS source code to enable developers to optimize the interface of their applications with our software platform. We believe that the existence of these third-party software applications, peripherals and accessories increases the value to the end-user of Palm Powered devices and helps to expand the market for our licensees’ products and services.

Our Strategy

Our objective is to be a leading licensor of platform software for smartphone and other next generation smart mobile products. The key elements of our strategy to achieve this objective include the following:

Extend Our Success in PDAs to Smartphones and Other Next Generation Smart Mobile Products

Palm Powered products have held the number one PDA market share position in each of the reports prepared in the past six years by IDC, as measured in units sold. We intend to continue to build on our leadership position and experience in PDAs to become the leading licensor of a software platform for smartphones and other next generation smart mobile products. For two out of the first four months of calendar year 2004, we have held the leading smartphone market share in the U.S. based on data by NPD. By working in a number of emerging product categories, we intend to increase our overall market opportunity and reduce our dependence on any given industry.

Increase Penetration of Palm Powered Products in the Enterprise

We intend to facilitate greater adoption of Palm Powered products by enterprise customers. To increase our overall presence in the enterprise, we will continue to target market-leading device manufacturers as new licensees and develop software features attractive to both end-users and the decision makers responsible for the deployment of mobile information devices throughout the enterprise. For example, Palm OS Colbalt, released to licensees in December 2003, features enhanced security, integration and performance features that further enable enterprise solutions. In addition, we plan to continue to work with leading enterprise solutions, applications and service providers, such as IBM and Novell, to provide business-critical solutions that enable handheld computing in the enterprise. In May 2004, we announced that we entered into a distribution agreement with RIM to create and distribute a BlackBerry connectivity solution for Palm OS licensees that we expect to release in the second half of 2004.

Expand Internationally

We intend to expand our international presence by targeting countries with large populations and propensities for adopting new technologies. For example, we have developed a version of Palm OS that supports simplified Chinese character sets. We intend to aggressively pursue licensees that are well positioned to capitalize on these emerging opportunities and encourage our developer community to focus on providing solutions for these regions.

Pursue Additional Opportunities in Vertical Industries

We believe that Palm OS is particularly well suited to meet the demands of licensees, technology providers and application developers in a number of vertical industries. For example, AlphaSmart introduced a Palm Powered word processor and productivity device targeted at the K-12 education market, Garmin recently introduced a Palm Powered location-aware device and Tapwave has developed and commenced shipment of next generation game devices based on Palm OS. We plan to continue to identify new industries that will benefit from deploying specialized mobile information devices with an operating system that is both intuitive to use and powerful enough to satisfy end-user requirements without compromising the battery life or size of the device.

Continue to Extend Our Technological Advantages

We believe that the performance and flexibility of our software architecture represent significant competitive advantages. We plan to continue to invest in research and development to further these competitive advantages. Additionally, under our licensing arrangements, we have the right to incorporate broadly applicable technology advancements that our licensees develop into future versions of our operating system. We also intend to continue to build upon the technology advances of our licensees to extend our technological advantage relative to our competitors. For example, by supporting an industry leading level of interoperability, we provide the ability to seamlessly migrate applications across various hardware platforms provided by multiple device manufacturers.

Continue to Grow and Support Our Developer Community

We believe that the Palm Powered ingredient brand has become a symbol for quality, ease of use, and elegant simplicity in the mobile information device industry. This brand identity has enabled us to create a large and loyal user base worldwide that represents an attractive opportunity for our global developer community. We intend to continue to invest in the tools, marketing, and programs offered to our developers so that we may continue to offer a wide selection of applications to our licensees and the end-users of Palm Powered products. As we continue to evolve our platform, we intend to maintain the compatibility, tools and support necessary for a large number of applications to continue to be available to our users. We believe the availability of a wide selection of Palm OS applications is important to attracting and retaining loyal end users.

Products

Palm OS

We license to our customers a product development kit, or PDK, that enables them to build a version of Palm OS specifically tailored to their products. The PDK includes the operating system and supporting technology components, such as applications and tools, and reference materials, which are the foundation for Palm Powered devices manufactured by our licensees. We allow licensees to customize the platform and applications, including through limited access to source code. Palm OS has been optimized for mobile information devices, for which instant access to information, low power consumption and wireless capabilities are critical.

Palm OS consists of several components:

•	a kernel, which is a core of software that resides in memory and performs basic and essential operating system tasks. The kernel is separated from the hardware layer by an abstraction layer that we provide to hardware partners to make it easier to port to new hardware architectures;

•	software that performs critical functions such as data management, communications, power management, telephony call management, pen input, graphics and other capabilities;

•	Palm OS user interface, which enables users to interact with a Palm Powered device in a consistent, simple and efficient manner using common input methods such as buttons, a stylus, a keyboard or voice;

•	a compatibility layer that allows the majority of existing applications that were written for older versions of Palm OS to run on the newest version of Palm OS;

•	a collection of application programming interfaces, or APIs, that allow licensees, application developers and other technology providers to develop solutions for Palm Powered devices;

•	HotSync data synchronization technology, which enables a mobile information device to synchronize information with personal computers or enterprise databases; and

•	localized versions of Palm OS for English, French, Italian, Spanish, German, Japanese, and simplified Chinese.

We currently offer two versions of Palm OS, Palm OS 5, which we now market under the name of Palm OS Garnet, and Palm OS Cobalt, each designed for smart mobile devices. Palm OS 5 brought among other features, a port to the ARM processor family, increased performance, end-to-end security for both the device and network, multimedia and integrated communications to the platform. Palm OS 5 can run in a very small memory footprint on most ARM-based microprocessors and is targeted for mainstream PDAs. We have designed Palm OS 5 to run applications that were written for prior versions of our operating system. The first products using Palm OS 5 shipped in October 2002.

Palm OS Cobalt is an extensive redesign of Palm OS including a full multi-tasking, multi-threaded architecture and introduces a framework construct for multimedia, security, messaging and device management. This framework allows our licensees and developers to extend the platform functionality to address their specific product needs by writing plug-in modules for each specific function. In addition, the communication architecture has been redesigned to make it easier to implement communication-centric solutions like phones and wireless devices. Palm OS Cobalt also runs on most ARM-based microprocessors and is first targeted at multimedia and enterprise smart mobile devices including smartphones. As with Palm OS 5, we have designed Palm OS Cobalt to run applications designed for previous versions of the operating system. We delivered Palm OS Cobalt to licensees in December 2003 and, based on prior Palm OS introductions, we expect one or more licensees to begin initial shipments of products based on Palm OS Cobalt in the second half of calendar year 2004.

Applications and Other Products

We offer a number of applications and other products that our licensees can incorporate into Palm Powered products. These include:

•	familiar personal information management, or PIM, applications, including Date Book, Address Book, and To Do List. These applications support synchronization with Microsoft Outlook via third-party solutions to ensure that the data on a user’s personal computer is consistent with the data on the user’s smart mobile device;

•	a number of utilities and smaller applications for Palm OS, including the launcher, a customizable program that shows the applications loaded on a device; a preferences utility that enables the setting of the key settings and preferences for a device; and a simple calculator and Memo Pad for taking quick notes;

•	Palm Desktop, an application that resides on the user’s personal computer and allows for access to the PIM information. The Palm Desktop also controls our HotSync functions that can synchronize commonly used data on the PC with the user’s device. This function is also used to add new applications to a user’s smart mobile device;

•	Mobile Mail, an e-mail application that incorporates popular e-mail protocols and is interoperable with Microsoft Exchange and other messaging servers;

•	Web Browser, an application that supports standard industry protocols and software languages for Internet access; and

•	Palm Reader, a software application that enables published content to be read on Palm Powered devices, PocketPC devices and desktop computers.

In addition, we offer a number of sample applications as examples for our customers and developers to use as a starting point for creating their own customized solutions.

We also released Bluetooth support for Palm OS in spring 2002. Bluetooth is an industry standard local area networking technology used to enable devices within a short range of each other to communicate and interoperate with one another. A common application for this technology with our licensees is to facilitate wireless communication between a handheld and a separate mobile phone.

Tools

We provide a comprehensive suite of tools to our customers and developers that enable them to create powerful applications customized for their product offerings. We believe our suite of tools speeds the introduction of new and innovative products and provides our licensees with a time-to-market advantage. These tools include SDKs for Palm OS 5, Palm OS Cobalt and Palm Desktop, Palm OS Simulator, Palm OS Emulator and the conduit development kit. In February 2004, we announced that our tools for applications developers would be based on the Eclipse framework. We expect to ship the first version of those tools during mid calendar year 2004.

The Palm OS software development kit, or Palm OS SDK, is a set of libraries and headers for building applications for Palm Powered handhelds. The Palm OS SDK includes a number of sample applications, including the PIM applications, for developers to use as a starting point for development.

The Palm Desktop SDK includes the tools necessary for original equipment manufacturers, or OEMs, and original device manufacturers, or ODMs, to customize the Palm Desktop for their products, including extending the Palm Desktop feature set and adding helper applications for showing photos or synchronizing music libraries.

The Palm OS Emulator is software that emulates the hardware of the various models of Palm Powered handhelds for writing, testing and debugging applications.

The Palm OS Simulator is Palm OS running in a Windows environment and is available to test and debug applications on Palm OS and to test for compatibility.

The conduit development kit includes the libraries and header files necessary to develop HotSync conduits for Palm Desktop and allows our customers and developers to enable applications to communicate with the desktop to provide a synchronized data set on both devices.

The Eclipse Integrated Development Environment is an open source framework designed to support a variety of software tools. The Palm OS Developer Suite, or PODS, is the product name for the suite of products based on the Eclipse framework that enable our developers to create applications for Palm OS.

Customers

Our licensees who were actively shipping or developing Palm Powered products as of July 23, 2004 include those in the following table.

Licensee	Device Category	Target Market
Aceeca	Industrial measurement device	Vertical industry

AlphaSmart	Word processor and productivity devices with full keyboard and landscape screen	Educational market, primarily kindergarten through grade 12

Fossil	Branded and private label wristwatches	Consumer retail

Garmin	Handheld GPS devices	GPS and location-aware services for consumer products

GSPDA	PDAs and smartphones	Asia, Europe, Middle East, North America

Kyocera	Smartphones	Consumer and enterprise

palmOne	PDAs and smartphones	Consumer and enterprise

Samsung	Smartphones	Consumer

Sony	PDAs	Entertainment management with enhanced multimedia in Japan

Symbol	Vertical industry devices	Vertical industries, including hospitality, healthcare, transportation and retail

Tapwave	Game device	Entertainment market

Individual customers that accounted for 10% or more of total revenues for the fiscal year ended May 31, 2003 and 2004 were Palm/palmOne and Sony.

Strategic Relationships

We have forged strategic relationships with several technology providers through the Palm OS Ready program. Through this program, we license a subset of our toolkits to a select number of industry leading component manufacturers. By having access to these tools, these manufacturers can invest in the development and tuning of their technology for Palm OS and can subsequently sell those products directly to our licensees. The objective is a time-to-market advantage and reduced support costs for our mutual customers. Palm OS Ready partners currently include ATI Technologies, Inc., Intel Corporation, M-Systems, Inc., Motorola, Inc., nVidia Corporation, Samsung, SyChip, Inc., and Texas Instruments.

In addition, we have a number of other strategic relationships to further our overall business. For example, in May 2004, we announced a joint distribution agreement with RIM to create and distribute a BlackBerry connectivity solution for Palm OS licensees that we expect to release in the second half of 2004. This solution will be designed to provide Palm OS licensees the ability to connect their Palm Powered wireless handhelds and smartphones to the BlackBerry Enterprise Server, the push-based wireless architecture and infrastructure used by enterprises and the BlackBerry Web Client, a wireless Internet e-mail service for individuals and small businesses that does not require server software.

Developer Community

The combination of our large user base and the architecture of Palm OS has attracted a large and growing community of third-party developers. This community has created a broad selection of software applications that allow further customization of Palm Powered products by the end user. There are approximately 300,000 registrants in our Palm OS developer program which offers Palm OS developer tools, programs, and support to enable the creation of software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, there are currently more than 20,000 applications available for Palm Powered products in a broad range of categories, including web browsers, e-mail and Internet communications, sales force and field automation, personal productivity, groupware, financial management and games.

We have approximately 100,000 registrants in our Palm OS Developer program that have self identified as enterprise applications developers. These developers include system integrators, enterprise independent software vendors, and corporate in-house developers.

We also provide a range of marketing and co-marketing programs to our developer community to facilitate the development applications that extend the Palm OS platform. These programs include marketing efforts such as print, online, public relations and events. We also host regional developer conferences in North America, Europe and Asia with the intent to facilitate communication between our engineering team and our key developers. We held developer conferences in China in December 2002 and 2003, and we held our first European developer conference in Germany in September 2003.

Online Store

We operate an online software store that is accessed via our home web page. The infrastructure that powers the store is managed by a separate company called PalmGear, Inc. or PalmGear, which manages the relationship with the individual developers. In addition, PalmGear is responsible for fulfilling and managing the e-commerce portion of the store. For each software title purchased, we, PalmGear and the developer each receive a portion of the total purchase price. Periodically, we send e-mails to our customer base notifying them of promotions or information about the store. The purpose of these e-mails is to continue to inform our customer base and drive traffic to the site.

Sales and Marketing

We license and market our products and services primarily through our direct sales force and marketing team. For further discussion regarding geographic information, see Note 16 of Notes to Combined and Consolidated Financial Statements. Our sales activities are focused on developing relationships with potential licensees through our direct sales force, which is located in the United States, France, Hong Kong and Japan. As of July 23, 2004, we employed 13 sales professionals, a majority of whom are in the United States.

Our direct sales force targets customers who we believe will expand the market for our Palm Powered devices. Our sales cycle can be a lengthy process, spanning 12 months or longer depending on the size of the licensee and the complexity of the solution. In addition, once a prospect becomes a licensee, the licensee must then develop a product and, providing the product development efforts are successful, commence commercial shipment of the product. This product development and commercial shipment process by our licensees is often eight to 12 months or longer, depending upon the complexity of the product, the licensee’s experience with Palm OS, and other factors. Because of the length of time our licensees must spend to first develop, and then commence shipment of the product, the period before we receive revenue, if any, from a new licensee can be lengthy. In targeting potential licensees, we consider a partner’s brand identity, distribution channels and technical capabilities. We typically focus on large, well-established device manufacturers and distributors and have begun to explore new markets with licensees such as AlphaSmart, Fossil, Garmin, GSPDA, Lenovo and Tapwave. Increasingly, we see that other partners such as ODMs will be important to deliver Palm Powered devices to licensees.

Our marketing team promotes our company, our licensees’ products and our developer’s applications through global marketing and co-marketing programs. These marketing efforts are designed to create demand for Palm Powered devices and applications, to educate the market and create awareness for the Palm OS value proposition in key market segments and to re-position and strengthen the Palm Powered ingredient brand worldwide. Our licensees are generally required to include the Palm Powered ingredient brand in their mass-media and targeted advertising. In addition, we conduct public relations efforts and market our products at industry tradeshows and on our website. We also receive feedback from the end users of Palm Powered products and the third-party developer community through market research. As of July 23, 2004, we employed 41 marketing professionals.

Support and Services

We provide a variety of support and professional services to our licensees and third-party developers designed to accelerate the development and proliferation of Palm Powered products and customized third-party applications. We provide both direct development support and professional services to our licensees and professional services to third-party developers.

Our licensee support programs generally provide three types of maintenance and support: an annual program that is tied to a specific master Palm OS license agreement, a Palm OS Ready partner support program and a custom support program. As part of the maintenance agreement, licensees generally also receive updated versions of the Palm OS software that are available as part of the Palm OS PDK. Maintenance updates are charged separately. Our licensee support also consists of issue resolution and post-development support to address issues escalated by our licensees after a product has been shipped by our licensee.

Licensees may also purchase professional services from us for assistance in the design and development of their products, custom development of applications or system software and education and training of the licensee on our platform and tools.

Third-party developers may purchase project-level support from our professional services organization, or alternatively, may purchase per-incident support from our developer services organization. We also provide online support, training and development tools for our developer community through our developer support programs.

Our licensee support, developer services and professional services organizations consisted of 11 employees as of July 23, 2004. These employees are supplemented by our internal engineering organization and a network of sub-contractors to our professional services team for expertise in specific markets or technologies.

Research and Development

Our research and product development efforts are focused on enhancing the available features and functions of the Palm OS PDK, including improving its capability and efficiency. These enhancements are intended to reduce time-to-market for our licensees. In addition, we work with licensees and third-party developers to increase the proliferation of Palm OS-based solutions. We supplement our research and development efforts with our licensing strategy, which specifies that our licensees contribute their broadly applicable derivative development works and give us the rights to include these works back into the Palm OS platform. We believe that our success will depend, in part, on our ability to develop and introduce new versions of the Palm OS platform that continue to address the rapidly expanding needs of the mobile information device market. In the past, we have made, and we intend to continue to make, significant investments in research and development in response to the fluctuations of market conditions and economic trends. As of July 23, 2004, we had 189 employees engaged in engineering and product development activities.

Competition

Competition in the market for platform software for mobile information devices is intense and characterized by rapid change and complex technology. We compete primarily with Microsoft and Symbian. Microsoft offers several operating systems focused on markets in which we compete, including handheld devices and voice-enabled handhelds or communication devices being utilized by customers such as Hewlett-Packard and Motorola. Symbian offers an operating system that is predominantly being utilized today by Nokia and Sony Ericsson for smartphones. Palm OS also competes with the proprietary operating systems of other companies, including the proprietary systems of our potential licensees. In addition, we anticipate increased competition from alternative operating systems, such as Linux and Java for handheld devices.

We believe that the principal competitive factors affecting the market for platform software that runs on mobile information devices are the architecture of the operating system, technological features and capabilities of the operating system, number and quality of third-party applications available for use on the operating system, overall number of end users, the ability to efficiently develop compatible applications, price, customer ease of use, interoperability between different hardware platform devices and flexible licensing terms. We believe that we compete favorably due to our large and loyal base of customers using Palm Powered products, the architecture of Palm OS that may be adapted across multiple device platforms in a way that some of our competitors’ products cannot, large number of third-party developers and software applications available for Palm OS and our brand recognition.

Intellectual Property

We rely on and benefit from a portfolio of intellectual property. We currently have numerous patents issued in the United States and abroad, and numerous U.S. and foreign patent applications pending. Our issued patents expire anywhere from July 2014 to September 2020. Palm Trademark Holding Company has over 25 trademark registrations and several pending applications in the United States for trademarks associated with the business of PalmSource. Abroad, it has over 200 trademark registrations and numerous pending applications, most of which are intended for exclusive use by PalmSource in its businesses. Subject to certain restrictions, we have an exclusive license from Palm Trademark Holding Company to use “Palm” marks, other than palmOne and certain transition marks, in connection with our business, including various usages of Palm, PalmSource, Palm OS, the Palm logo, Palm Powered and Palm Computing. We also have our own trademarks registered in the United States and abroad. We also own copyrights relating to our software development applications including HotSync Manager, Palm OS and other software.

We also license technologies from third parties for integration into our products. We believe that the licensing of complementary technologies from parties with specific expertise is an effective means of expanding the features and functionality of our products.

We rely on a combination of patent, trademark, copyright and trade secret laws and restrictions on disclosure to protect our intellectual property rights. While we rely on these methods to protect our intellectual property, we also believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements are essential to establishing and maintaining a technology leadership position. We cannot assure you that others will not develop technologies that are similar or superior to our technology.

The Separation and Distribution

Description of the Separation and Distribution

Effective as of the separation date, Palm and we entered into certain agreements to generally provide for the assignment by Palm of assets, except for the Palm brands, trademarks and certain other related intellectual property which were transferred at a later date, and the assumption by us of liabilities, related to the business of licensing Palm OS. We refer to the business of licensing Palm OS as the PalmSource business. The purpose of the separation was to establish PalmSource as an independent company. In June 2003, Palm and we entered into additional agreements, some of which amended or amended and restated separation agreements previously entered into by the parties, and others further allocated assets and liabilities between Palm and us in light of circumstances existing at that time. On October 28, 2003, Palm distributed all of the outstanding shares of PalmSource common stock owned by Palm to its stockholders on a pro rata basis.

A summary description of the provisions of the principal separation agreements that relate to our current and future operations is set forth below. The following summary describes some of the provisions of the principal separation agreements, but the provisions of the separation agreements are complicated and not easily summarized. This summary may not contain all of the information about the separation agreements that is important to you. Each separation agreement has been filed with the Securities and Exchange Commission and is available to you upon request.

Amended and Restated Master Separation Agreement

The amended and restated master separation agreement, or master separation agreement, outlines the general terms and conditions of the separation of us from Palm and these matters were undertaken and completed. In addition, the agreement outlines future obligations of palmOne and us related to the separation.

The Separation. The separation was effected as of December 3, 2001. As of the effective date of the separation, Palm and we entered into additional ancillary agreements with each other that govern the transfer of assets and liabilities from Palm to us and the various relationships between Palm and us following the separation.

Covenants. In addition to transferring control and ownership of various assets and liabilities from Palm to us, Palm and we agreed to exchange certain information, limit the solicitation of each party’s employees and resolve disputes in particular ways.

Accounting Practices. So long as Palm is required to consolidate our results of operations and financial position, we agreed to cooperate as appropriate to allow Palm to prepare its financial statements and other related matters. Palm agreed to provide us with all relevant information to enable us to prepare our financial statements and to grant our auditors access to Palm’s records.

Expenses. Palm and we agreed to bear our respective costs and expenses incurred in connection with the separation, except that certain separation costs and expenses were allocated between Palm and us.

Dispute Resolution. We agreed with Palm to the following procedures to settle any disputes under the separation agreements:

•	unless the dispute relates to confidentiality or intellectual property claims or if a delay in initiating litigation would cause serious and irreparable damage, Palm and we will each make a good faith effort to first resolve the dispute through informal negotiation;

•	then, through non-binding mediation; and

•	if these efforts fail, Palm and we may then submit the dispute to final, binding arbitration.

The other agreements between Palm and us relating to the separation contain similar dispute resolution provisions.

No Representations and Warranties. Palm did not make any representations or warranties to us regarding:

•	the value of any asset that Palm transferred under the separation agreements;

•	whether there is a lien or encumbrance on any asset that Palm transferred under the separation agreements;

•	the absence of defenses or freedom from counterclaim with respect to any claim Palm transferred under the separation agreements; or

•	the legal sufficiency of any conveyance of title to any asset Palm transferred under the separation agreements.

Palm transferred the assets to us “as is,” which means that we bear the risk that a conveyance was insufficient to transfer the legal title of an asset free of any lien or encumbrance and without infringement of the rights of third parties.

The master separation agreement provided that Palm and we would not solicit or recruit, without the other party’s consent, the other party’s employees for a period of two years. This non-solicitation period expired on December 3, 2003.

General Assignment and Assumption Agreement

The general assignment and assumption agreement, as amended, identifies the assets and liabilities relating to the PalmSource business that Palm transferred to us and we accepted from Palm as part of the separation. The assets that were transferred and the liabilities that were assumed were listed in the agreement.

Amended and Restated Software License Agreement

The amended and restated software license agreement, or software license agreement, entered into between Palm and us governs the license of the PalmSource operating system software and additional applications from us to Palm.

Development and Distribution Licenses. We granted to Palm a license to develop and distribute Palm Powered hardware products that use the operating system software as the primary operating system, and to distribute the operating system software and additional applications in object code form only, embedded into or bundled solely for use with those Palm Powered hardware products. We also granted to Palm a license to distribute updates, upgrades and new versions of the operating system software and certain additional applications in object code form only, on a stand-alone basis, solely to existing customers of Palm Powered hardware products that use the operating system software as the primary operating system.

Source Code Licenses. The software license agreement provides for three mechanisms by which we provide Palm access and license rights to certain source code, subject to confidentiality obligations. Under the license agreement, we provide: (i) a copy of the source code for alpha, beta and gold master releases of the operating system software, which may be modified for error corrections and certain types of optimizations and (ii) limited sets of modules of source code specified in source code attachments, which may be modified for the specific purpose identified in the attachment. In addition, the parties may enter into co-development agreements whereby we will grant controlled live access to source code under development for new versions of the operating system software.

Compatibility Testing Requirement and Changes to Test Criteria. Under the license agreement, Palm Powered hardware products that use the licensed software may not be distributed unless the products have satisfied compatibility testing requirements. We will use reasonable discretion in determining the test criteria for new functionality and will follow a procedure to provide Palm with the test criteria, and to limit changes to the test criteria, in connection with alpha, beta and gold master releases of the operating system software. We retain broad discretion under the agreement to determine whether source code modifications made by Palm may be released and the test criteria that will apply to those modifications.

Source Code Escrow. For applications licensed under the software license agreement where source code is not otherwise provided, we have deposited into escrow the source code for those applications and are required to deposit source code updates, upgrades and new versions. The escrow material will be released to Palm if: (i) we reject the software license agreement in bankruptcy; (ii) Microsoft acquires more than 50% of our voting equity; or (iii) we or our successor materially breaches our support or maintenance obligations; and (a) fails to cure 30 days after notice or (b) has materially breached the software license agreement at least three times in the preceding 12 months. Palm is granted a license to use the released escrow material to make error corrections.

Acquisition of PalmSource. If Microsoft acquires more than 50% of our voting stock: (i) the minimum annual payment obligations of Palm under the software license agreement will cease to apply; (ii) the term of the software license agreement will be extended two years, with the royalty rate for the final contract year applying during the extension; (iii) the escrow material will be released to Palm as described above; and (iv) Palm will have a license to modify (for any purpose without restriction) the escrow material and the source code for releases of the operating system software licensed to Palm under the software license agreement. If a hardware competitor of Palm (as defined in the software license agreement) acquires more than 50% of our voting stock, the minimum annual payment obligations of Palm under the software license agreement will cease to apply and the term of the software license agreement will be extended two years, with the royalty rate for the final contract year applying during the extension. If an entity, other than those described above, acquires more than 50% of our voting stock, Palm will have the option of extending the software license agreement for two years, with the royalty rate and minimum annual payment obligations for Palm during the extension being the same as during the final contract year.

Sublicenses, Private Label Partners and Contractors. Palm may sublicense its development and distribution rights under the software license agreement to its wholly-owned subsidiaries and to majority-owned subsidiaries (subject to prior agreement by Palm and us on a reasonable per unit minimum royalty to be applied to the majority-owned subsidiary). Royalties paid by majority-owned subsidiaries only count towards Palm’s minimum annual payments in proportion to Palm’s ownership interest.

Palm may permit private label partners to distribute Palm Powered hardware products supplied to the partner by Palm that use the operating system software as the primary operating system under the partner’s own label, provided that such products are versions of Palm’s standard hardware products and are supplied to the partners by Palm.

Palm may request the right to sublicense certain rights to third-party contractors for developing, manufacturing, testing and supporting Palm Powered hardware products that use the operating system software as its primary operating system. We will not unreasonably withhold approval of contractors, provided that no sublicensing shall be permitted unless and until expressly approved in writing by us. Palm may not permit a contractor to exercise these sublicense rights and also act as a distributor (other than a single contract manufacturer/distributor in Brazil that is permitted due to local tax regulations).

Royalties. The software license agreement also establishes fees for bundled sales and stand-alone sales of products with respect to the operating system software and additional applications, which fees are calculated based on percentages of net revenue and/or a per unit basis. In addition, Palm pays to us a non-refundable royalty of $6.0 million for the source code licenses for the period of June 4, 2003 to December 3, 2006, $4.0 million of which has been paid and $2.0 million of which is payable on June 4, 2005.

Maintenance and Support Fees. The software license agreement provides for annual maintenance and support fees through December 3, 2006 with respect to the operating system software and certain additional applications, subject to increase after the first contract year by up to 10% per year. Annual maintenance and support fees are approximately $0.6 million per year and are subject to reduction in some circumstances.

Minimum Annual Payment. Palm is obligated to make a minimum annual payment of certain royalties and support and maintenance fees. If Palm does not reach the minimum annual payments required by the software license agreement in any contract year, Palm must make a payment equal to the amount of the shortfall. The royalty fee is 4.5%, 4.0%, 3.5% and 3.5% of net shipment revenue of Palm products which incorporate PalmSource’s software for each of the contract years ending December 3, 2003, 2004, 2005 and 2006, respectively. The minimum annual payment for contract year 2003 was $37.5 million, for contract year 2004 is $39.0 million, for contract year 2005 is $41.0 million and for contract year 2006 is $42.5 million, with each contract year ending on December 3.

Updates, Upgrades and New Versions. We will deliver to Palm all updates, upgrades and new versions to the operating system software and certain additional applications, provided Palm has paid us the applicable maintenance and support fees.

Most Favored Licensee. The following preference provisions are conditioned upon Palm’s continued obligation to pay the minimum annual payments under the software license agreement.

•	If we grant a most favored licensee clause to another licensee, Palm may amend the software license agreement to adopt the same clause for the same duration (but not longer than the termination or expiration date of the software license agreement) so long as Palm also agrees to any materially less favorable terms in the other licensee’s agreement.

•	If we make a new product generally available on its price list which is a PalmSource software application or operating system for handheld/mobile computing or communications devices (excluding any separate products or product lines of any third party that acquires or merges with us), we will make such product available to Palm. For 180 days after we first make the new product available to Palm, we must make the product available to Palm on pricing terms no less favorable than those that have been granted to any other licensee at similar volumes and under similar terms and conditions.

•	Palm’s license does not include some types of dual boot products. If we authorize a third party to distribute dual boot products that are competitive with Palm’s licensed products and that use the “Palm” trademark, upon Palm’s request we will reasonably negotiate with Palm for a license for the same type of product. If we authorize a third party to distribute such a product without authorizing the use of the “Palm” trademark, upon Palm’s request we will negotiate in good faith with Palm for 30 days regarding a license for the same type of product.

Proprietary Rights. We own the operating system software and additional applications licensed under the software license agreement, and all derivative works and discrete modifications to such software and additional applications made by or for Palm, including modifications and extensions to the application program interface, or APIs, and applications that operate with operating system software through unpublished system APIs. We grant a license back to Palm under inventions and patents assigned by Palm to us in connection with those modifications. Subject to our ownership of these items, Palm owns the Palm Powered hardware products that use the operating system software as its primary operating system and Palm software. Palm also retains ownership of certain replacement fragments and independently developed applications that interact with the operating system software solely through published system APIs. Palm also covenants not to assert intellectual property rights retained by Palm that are embodied in whole or in part in its modifications, or certain replacement fragments and modules used with the operating system software.

Indemnification by PalmSource. Except for the Xerox litigation described more fully in this report and subject to the limitation on liability in the software license agreement, we agreed to defend Palm, and pay any settlements or damages awarded, for claims alleging that an unmodified production release of the licensed operating system software, additional applications, other than a specified e-mail product, end-user documentation or compatibility trademarks, as delivered, infringe: (i) patents in the United States and other specified countries; (ii) worldwide copyrights or trade-secrets; or (iii) registered trademark rights in the United States and other specified countries. If an injunction requires Palm to recall products from its own inventory or its own distribution channels, which products have not been sold to end-users, then we will indemnify Palm for its out-of-pocket costs for retrieving and re-working such products, up to the per unit royalty actually paid by Palm for such specific units recalled. If an injunction causes a shortfall against a minimum annual payment, that minimum annual payment will be reasonably reduced on a pro rata basis as reasonably adjusted for seasonality, if no other versions of the licensed operating system software or additional applications are available that would permit Palm to continue shipping products.

Indemnification by Palm. Subject to the limitation on liability in the software license agreement, Palm agreed to defend us, and pay any settlements or damages awarded, for claims alleging that: (i) the Palm Powered hardware products that use the operating system software as its primary operating system, Palm software, or Palm trademarks infringe: (a) patents in the United States and other specified countries; (b) worldwide copyrights or trade-secrets; or (c) registered trademark rights in the United States and other specified countries; or (ii) certain developments to the operating system software made by Palm, or any Palm pre-existing material incorporated into those developments or our source code tree, infringe the copyrights or misappropriate the trade secrets of a third party. In addition, subject to the limitation on liability in the software license agreement, Palm will indemnify and defend us for claims for bodily injury, death and damage to tangible property as a result of the Palm Powered hardware products that use the operating system software as its primary operating system.

Limitation on Liability. Except for each party’s indemnity obligations and breach of the confidentiality provisions, neither party is liable for any incidental, consequential, indirect, special or punitive damages, loss of revenues, or loss of business. Except for express payment obligations and breach by Palm of the scope or confidentiality obligations of the source code license, each party’s total cumulative liability under the software license agreement is limited to $50.0 million.

Assignability. Each party may assign the software license agreement to a successor of all or substantially all of its stock or assets, except that the source code licenses will terminate upon an assignment by Palm. Most other assignments require consent from the other party. If a competitor of ours, as defined in the software license agreement, acquires more than a 50% interest in Palm, then the source code access and license provisions, provisions providing for customer technology briefings and the most favored licensee provisions terminate. If a competitor of Palm, as defined in the software license agreement, acquires more than a 50% interest in us, then provisions providing for customer technology briefings and sharing of customer data terminate. Upon Palm’s merger with Handspring: (i) Handspring products were included under the software license agreement as Palm Powered hardware products that use the operating system software as its primary operating system, and no further payments accrued under our operating system license agreement with Handspring; (ii) maintenance and support fees for the operating system software were increased to $600,000 annually; (iii) the existing Handspring source code attachment survived; and (iv) our operating system license agreement with Handspring was otherwise terminated.

Palm Digital Media. Palm agreed to use good faith efforts to include a certain application related to our Palm Digital Media subsidiary in a Palm hardware product, and provide certain marketing services for that application. We agreed to supply upgrades and new versions of that application that are generally released by us to licensees free of charge. In connection with the sale of the Palm Digital Media product line to PalmGear on August 29, 2003, we assigned these rights and obligations to PalmGear.

Term and Termination. The term of the software license agreement is five years, from December 3, 2001 until December 3, 2006. Each party has the right to terminate: (i) for certain bankruptcy-related events; and (ii) for material breach by the other party which remains uncured 30 days after notice, and which the parties are unable to resolve after an additional 30 days of good faith discussions. The software license agreement includes a wind-down period that varies depending on which party causes the termination. Except in the case of partial termination by us or a termination by Palm, Palm shall pay a pro rata portion of the minimum annual payment for the then current contract year, based on the percentage of the contract year for which the software license agreement was in effect prior to the effective date of termination and no further minimum annual payments will be due. In the event of a material breach by Palm that would entitle us to terminate the software license agreement, we may elect to terminate only a subset of the provisions under the software license agreement, including source code access, right to sublicense to private label partners or subsidiaries, and the most favored licensee clauses. In such case, Palm shall remain obligated to continue making all minimum annual payments remaining under the software license agreement and may continue to distribute the Palm Powered hardware products that use the operating system software as its primary operating system.

Side Letter. There is a side letter to the software license agreement relating to indemnification which extends the intellectual property indemnity to additional countries and states that the parties will revisit royalty and maintenance fee provisions in the event a claim for infringement is settled by our taking on a royalty-bearing license with a third party.

Trademark Agreements

The use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm” (including “palmOne”) are controlled by Holding Company, a holding company established and owned by palmOne and us for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. Holding Company’s administration of the intellectual property is governed by its operating agreement and by trademark license agreements between the Holding Company and each of palmOne and us.

Various facets of the operating structure of the Holding Company are described below. Based on its operating structure, the holding company arrangement is essentially a cost sharing mechanism between palmOne and us to administer the intellectual property rights attributed to the “Palm” trademark and, as a result, the adoption of FIN No. 46, Consolidation of Variable Interest Entities, is not expected to have a material impact on either Palm’s or our respective consolidated financial statements. All material revenues (such as recoveries from litigation), costs, assets and liabilities are specifically identified with either Palm or us and consolidated into its or our respective financial statements.

Administration of Trademarks Through Holding Company. Under Holding Company’s operating agreement, palmOne and we contributed and assigned the palmOne mark and all Palm marks respectively owned, registered, claimed or used by each of palmOne and us to Holding Company. Holding Company, among other things, administers such contributed marks and enhances and maintains the integrity of, and promotes the expansion of the value of and goodwill associated with such marks for the benefit of palmOne and us. Holding Company operates independently of palmOne and us, but palmOne owns 45% and we own 55% of Holding Company’s equity. Additionally, palmOne and we are each responsible for contributing funds to cover: (i) costs associated with certain of the marks, such as litigation and trademark prosecution expenses; and (ii) its and our share of Holding Company’s operating expenses, which shall be divided based on palmOne’s and our ownership interest in the Holding Company.

A board of directors initially consisting of three members—two appointed by us and one appointed by palmOne—manages Holding Company. The board of directors generally takes action by simple majority, except in the case of certain specified actions, such as the entry of Holding Company into a transaction with Palm or us, which require approval of a supermajority of the board of directors, or in some cases, supermajority approval of the members of Holding Company. Some actions by Holding Company specifically require the approval of either Palm or us. Holding Company’s board of directors appoints a brand manager who is responsible for administering the contributed intellectual property and identifying areas of potential conflict caused by requests or actions of palmOne and us. We nominate the brand manager, subject to palmOne’s approval. Disputes relating to the licensed marks or between palmOne and us will be subject to a dispute resolution process, whereby the parties must attempt to resolve the matter internally, and, if that fails, submit it to final and binding arbitration.

Trademark License Agreements. Holding Company licenses the marks contributed by palmOne and us by entering into a trademark license agreement with each of us. Under the trademark license agreement with us, Holding Company grants to us an exclusive, royalty-free and non-transferable license to use the Palm marks

(other than palmOne and other marks using “palm” with any number) on or in connection with the PalmSource business and all products and services associated with its business, as an element in domain names and in connection with its corporate identity. This license, however, is subject to several restrictions. For example, we cannot use any Palm mark other than the Palm Powered mark or its successor mark on products that compete with palmOne’s, and we cannot use any corporate name comprising only “Palm” and a designation of entity status, that is an entity name historically used by Palm, that uses Palm and any number, or that has a space between the elements “palm” and “source.”

Under the trademark license agreement with palmOne, subject to certain restrictions, Holding Company grants to palmOne:

•	an exclusive, royalty-free and non-transferable license (subject to certain limited exceptions) to use the palmOne mark and domain name:

•	on mobile devices in which Palm OS is the primary platform;

•	on products that do not incorporate traditional personal information manager functionality;

•	on products that contain none of the elements of a computer platform;

•	if we license palmOne to use the PALM POWERED logo on or in connection with a dual boot device, on or in connection with such dual boot devices;

•	on software applications that run on Palm OS; and

•	on or in connection with related services and merchandising products;

•	an exclusive, royalty-free and non-transferable license to use the Palm.net domain name and mark in connection with wireless services for Palm products and a supporting website until the earlier of May 31, 2005 or such time as Palm.net has fewer than 50,000 subscribers;

•	a non-exclusive, royalty-free and non-transferable license to use PALM STORE, PALM SOFTWARE CONNECTION, and the www.store.palm.com domain name in connection with online sales and information until August 31, 2005;

•	a non-exclusive, royalty-free and non-transferable license to use PALM CAFÉ in connection with sales services until January 31, 2005;

•	a non-exclusive, royalty-free and non-transferable license through May 31, 2006 the transition marks Palm and DESIGNED FOR PALM HANDHELDS;

•	a non-exclusive, royalty-free and non-transferable license to use the BenMai marks in China, Hong Kong and Taiwan; and

•	an exclusive, royalty-free and non-transferable license to use the palmOne name as a corporate identifier.

Sublicensability. Both palmOne and we may sublicense any of the marks (subject to some limitations) licensed to us under the respective trademark license agreement, so long as any sublicensee complies with the same restrictions and quality control requirements applicable to Palm or us, respectively. palmOne and we are responsible to Holding Company for ensuring that their respective sublicensees comply with such restrictions and requirements. Holding Company will not assess any royalty for sublicensing by either Palm or us. In addition, palmOne and we are entitled to honor the terms of any existing licenses granted by either of them that relate to the Palm marks and predate the respective trademark license agreement.

The sublicense rights granted to Palm and us in the trademark license agreements are subject to certain restrictions. For example, palmOne may not sublicense marks for use on products that compete with ours and we may not sublicense any Palm marks (other than the Palm Powered mark and any successor mark) for use on products that compete with palmOne’s.

Palm.com Website; Links. Holding Company owns the palm.com site. After February 2004, the sole purpose of the palm.com site will be to redirect users to the websites of Palm and PalmSource.

Trademark Prosecution. Even though Holding Company owns all Palm marks, under the trademark license agreements, each of palmOne and us, subject to Holding Company’s responsibility to maintain the integrity value and goodwill of the Palm marks, effectively directs prosecution of applications and maintenance of registrations for the marks it is licensed by requesting that the brand manager implement palmOne’s or our instructions concerning such prosecution and maintenance.

palmOne and we are each responsible for all costs related to trademark prosecution and maintenance, and domain name registration, for our licensed marks. Additionally, each of us must indemnify the other and Holding Company for liabilities resulting from uses of licensed marks by us or our sublicensees in jurisdictions or on or in connection with goods or services beyond the scope of then-existing applications or registrations, or palmOne’s or our filing of trademark applications for Palm marks.

Indemnification; Control Over Sublicensees. palmOne and we respectively are obligated to indemnify Holding Company for liability incurred by Holding Company as a result of Palm’s or our (and any respective sublicensee’s) use of the palmOne marks or breach of the respective trademark license agreements. If a sublicensee of Palm or us does not cure a breach within 30 days, that licensee must terminate the rights granted to the sublicensee.

Litigation. Subject to the other’s right of participation discussed below, either we or palmOne can request that Holding Company enforce the Palm marks against third parties. Upon such a request, the brand manager will cause Holding Company to act as requested unless doing so would compromise the integrity of, value of or goodwill associated with the marks. In addition, if either we or palmOne learn of any actual, potential or threatened outgoing claims relating to a Palm mark, we or palmOne will promptly notify the brand manager, who will then promptly notify the other licensee.

When either palmOne or we initiate an action, the other can assert its right to exclusive or limited control, depending on which marks the action concerns. If an action concerns only a party’s licensed marks, then that party has the right to exclusive control of the action. In cases of limited control—such as when the action at hand concerns marks licensed to both palmOne and us—the other party’s instructions to the brand manager are subject to the consent of the party who has asserted its limited control rights. If either palmOne or we exercises exclusive control over a matter, palmOne or we, as applicable, will pay all costs related to the matter and will be entitled to all recoveries. If either we or palmOne asserts a right of limited participation, the party asserting the right will be responsible for 45% of all recoveries, while the party controlling the matter will be responsible for 55% of all costs and entitled to 55% of all recoveries. If a party elects to have limited participation in a matter, the controlling party cannot settle the matter without the consent of the participating party.

With respect to litigation matters initiated by third parties relating to a licensee’s (or its sublicensee’s) use of licensed marks, that licensee controls the claim. In addition, if Holding Company is a party to the claim regarding a licensed mark, that licensee is empowered to make requests to the brand manager regarding conduct and settlement of the claim. Both palmOne and we, however, have a right of limited defense in any actions initiated by third parties. If either we or palmOne assert our right of limited defense when an action is initiated against the other, then the other party’s decisions concerning the defense and possible settlement of the claim are subject to palmOne or our consent. The party asserting its right of limited defense shall pay 45% of all costs and expenses, and shall be entitled to 45% of all recoveries. The brand manager will act as requested unless doing so would compromise the integrity of, value of or goodwill associated with the marks. Subject to the other’s right of limited defense, the party whose use is at issue pays all costs and expenses, and is entitled to all recoveries, unless a court or tribunal allocates such costs, expenses and recoveries differently.

All actions existing as of December 2002 and listed on a schedule to the trademark license agreements shall be paid for by palmOne and are to remain under the exclusive control of palmOne, except that palmOne’s right to modify claims, appeal awards or judgments, or settle the existing actions is subject to our reasonable consent.

Term of Licenses; Termination. The terms of the licenses granted under the trademark license agreements are perpetual. palmOne and we can terminate its or our respective trademark license agreement with 180 days’ notice. Holding Company cannot terminate any of the trademark agreements other than for cause. Holding Company can terminate palmOne’s trademark agreement for cause if palmOne fails to cure a material breach within 120 days of final determination of a material breach, if palmOne’s Palm OS license terminates, or if palmOne abandons the palmOne mark. Holding Company can terminate our trademark agreement for cause if we fail to cure a material breach within 120 days of final determination of a material breach, if we no longer develop or support palmOne OS Software, or if we abandon the Palm marks.

Intellectual Property Agreements

Under the master technology ownership and license agreement, as amended, and the master patent ownership and license agreement, or the intellectual property agreements, Palm grants, conveys and assigns to us all its right, title and interest in and to specific technology and data related to the PalmSource business, or the PalmSource technology, as well as all causes of action and rights of recovery for past infringement of copyrights and database rights in and to the PalmSource technology and for misappropriation of trade secrets in and to the PalmSource technology. Palm also grants, conveys and assigns to us all of its right, title and interest in and to specific data related to our business and to specific patents, patent applications and invention disclosures related to the PalmSource business as well as causes of action and rights of recovery for past infringement of our patents and the right to claim priority from our patents. The agreements confirm that Palm and we jointly own all right, title and interest in and to the certain data, or the joint data, and Palm grants, conveys and assigns to us an undivided one-half interest in and to the joint data.

In addition, Palm and we grant licenses to each other on certain copyrights, trade secrets, database rights, patents and other intellectual property rights in and to our licensed technology and to the licensed Palm technology which were jointly developed with us. Both Palm and we have agreed not to disclose confidential information of the other party except in specific circumstances.

The master confidential disclosure agreement provides that Palm and we agree not to disclose the confidential information of the other, except in certain circumstances, that was known prior to the separation or disclosed pursuant to the master separation agreement agreements, other than with respect to certain agreements that contain separate confidentiality requirements. Under the master confidential disclosure agreement, the receiving party is required to use the same degree of care to prevent the unauthorized use, dissemination, or publication of the confidential information as the receiving party uses to protect its own confidential information of a like nature. The receiving party will not use such confidential information in violation of any use restriction in any transaction agreement and not disclose such confidential information to any third party without the prior written consent of the disclosing party, except as expressly permitted under agreements entered between the parties. The confidentiality period is five years, except that, with respect to highly confidential information (such as source code), the confidentiality period is perpetual.

Amended and Restated Tax Sharing Agreement

The amended and restated tax sharing agreement, or the tax sharing agreement, sets forth the principal arrangements between palmOne and us regarding the filing of tax returns, the payment of taxes and the conduct of tax audits or other disputes. The tax sharing agreement provides for the calculation of our tax liability as if we were a stand-alone corporation. This means that to the extent that we would have been liable for taxes on a stand-alone basis, we will pay Palm for this tax liability. Conversely, to the extent that any of our operating losses reduce our tax liability as a stand-alone company in a future period, any required payment to palmOne under the agreement will be reduced.

Under the tax sharing agreement, Palm is required to prepare and file all consolidated Palm/PalmSource federal income tax returns for taxable periods through the distribution date, including the final consolidated palmOne federal income tax return. We have the right to review and consent to any palmOne/PalmSource consolidated return filed after the distribution date, provided that we do not withhold such consent unreasonably. In addition, palmOne has sole and complete authority to control and resolve all tax audits and other disputes relating to any palmOne and PalmSource consolidated returns filed before and after the distribution. After the distribution, however, palmOne may not enter into any dispute settlement that would materially increase our liability under the tax sharing agreement without our consent.

The tax sharing agreement also contains provisions requiring us to indemnify palmOne for, among other things, (i) any increases in our stand-alone income tax liability or other consolidated tax liabilities arising as a result of any amended return, audit or other dispute and attributable to periods after December 3, 2001, (ii) any increases in certain non-income taxes, including payroll and employee withholding taxes, attributable to the PalmSource business, (iii) any transfer taxes incurred on the transfer of assets by Palm to us, and (iv) any tax liability incurred by palmOne on account of the sale of our common stock in connection with the distribution.

Amended and Restated Indemnification and Insurance Matters Agreement

Under the amended and restated indemnification and insurance matters agreement, or the indemnification and insurance agreement, Palm and we released each other from and agreed not to pursue any claim based on any liabilities arising from events occurring on or before the distribution date, including events occurring in connection with the activities to implement the separation and distribution. The indemnification and insurance agreement also contains provisions governing indemnification. In general, Palm and we will each indemnify the other from liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement. In addition, Palm and we will each indemnify the other against liability for specified environmental actions and conditions. We will reimburse Palm for the cost of any insurance premium expenses to be allocated between Palm and us according to our respective shared percentages.

Xerox Litigation Agreement

The Xerox litigation agreement governs palmOne’s and our obligations with respect to the current patent litigation with Xerox. Prior to the effectiveness of the Xerox litigation agreement, the responsibility for the defense and indemnity of the Xerox litigation rested with us and we had been paying Palm’s defense costs and reimbursing Palm for any payments required as a result of its posting of a bond required in connection with the litigation through May 31, 2003. We reimbursed Palm for $1.1 million of expenses associated with Palm’s posting of such bond for the year ended May 31, 2003.

Under the Xerox litigation agreement, palmOne assumes responsibility for managing the Xerox litigation, determining strategy and making most settlement decisions. Additionally, if any claim is brought against us or our Palm OS licensees alleging infringement of the Xerox patent by covered versions of Palm OS, then Palm also must manage the defense, bear the costs and pay the damages awarded or agreed to in settlement of such claim. Although Palm has management control over the Xerox litigation, the Xerox litigation agreement prohibits palmOne from consenting to any judgment or settlement that would: allow injunctive or declaratory relief to be ordered against us, require us to pay any future royalties or otherwise require us to make any payment that is not fully indemnified, require us to license our intellectual property, or otherwise affect our business, financial condition or operations or those of our licensees in a material way.

Additionally, if any claim is brought against us or the PalmSource operating system licensees alleging infringement of the Xerox patent by covered operating system versions, then Palm also must manage the defense, bear the costs and pay the damages awarded or agreed to in settlement of such claim. The Xerox litigation agreement does not, however, affect our obligation to indemnify palmOne for any other infringements under the operating system license between palmOne and us, other than the Xerox litigation. The agreement also does not obligate Palm to assume other obligations that we may have to our licensees, other than defense and indemnity of a claim by Xerox related to the patent in question and covered Palm OS versions.

The Xerox litigation agreement also obligates palmOne to bear the costs of the Xerox litigation that are incurred after June 1, 2003, not including the imputed costs of our personnel or of any independent advice we may choose to seek. palmOne also must pay the amount of any damages awarded in, or agreed to in settlement of, the Xerox litigation. In the event that any damages are not paid by palmOne within 60 days after the date of entry of judgment or due date under a settlement agreement, we are obligated to pay any shoftfall amounts. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us.

Strategic Collaboration Agreement

The strategic collaboration agreement provides for certain mutual exchanges of information between Palm and us and establishes a framework for conducting mutually agreed co-development projects. Palm and we agree to exchange information our respective relevant business areas on a regular basis, subject to confidentiality and other obligations to third parties.

Palm is one of the two additional development partners permitted under PalmSource’s existing agreement with Sony. We must notify Palm, and provide Palm with a limited opportunity for good faith discussion, before engaging an additional licensee of the PalmSource operating system (other than Sony) in a joint development agreement for new versions of Palm OS where the development partner: (i) develops material portions of the source code for a new version of Palm OS; and (ii) has the right to access and modify all or substantially all of the Palm OS source code to execute the joint development project.

Until October 7, 2005, the parties are required to meet at the beginning of each contract year and draft a mutually agreed plan outlining potential areas of collaboration, with the objective of having at least one active collaboration project at any given time during the year. All co-development will be performed pursuant to a definitive written co-development agreement to be mutually agreed by the parties prior to the commencement of a given project.

The strategic collaboration agreement is coterminous with the software license agreement, subject to termination for certain bankruptcy events, or a material breach uncured 30 days after notice. In addition, we may terminate the strategic collaboration agreement if: (i) Palm no longer includes Palm OS as its primary operating system software for applicable handheld and phone products; (ii) there are no active collaboration projects for any six-month period; (iii) Palm incorporates into its handheld and phone products operating system software that directly competes with Palm OS and the total number of such products sold within any year is greater than 50% of the total number of Palm handheld and phone products incorporating Palm OS that are sold in that same year; (iv) royalty payments from Palm to us for Palm OS in any year fall below 20% of our total operating system royalty revenue from handheld products; (v) the total royalties paid by Palm to us fail to increase year-over-year; or (vi) Palm is acquired by one of our competitors.

Palm may terminate the strategic collaboration agreement if: (i) Palm no longer includes Palm OS as its primary operating system software for applicable handheld and phone products and Palm OS is no longer in the top three operating system products for applicable handheld and phone products in worldwide market share; or (ii) we are acquired by a Palm competitor.

Each party disclaims all warranties with respect to any information or materials provided under the strategic collaboration agreement. Each party’s total liability under the strategic collaboration agreement other than for breach of confidentiality will be capped at $3.0 million.

Neither party may assign the strategic collaboration agreement without the other party’s prior written consent, provided that either party may assign to the successor to all or substantially all of its business or assets relating to the Palm OS or Palm devices incorporating Palm OS as its primary operating system, as applicable. In the event of such a transfer, the non-assigning party will hold good faith discussions with the assignee whether to continue or terminate the strategic collaboration agreement, and if they do not agree to continue within 30 days, the strategic collaboration agreement will terminate.

Other Agreements

Palm and we have also entered into a number of other agreements including the SDIO license agreement, the Elaine software license and services agreement, and the development agreement. These agreements generally cover the use of various internally developed software by both parties. In addition, Palm and we also entered into a strategic collaboration agreement for the development of new versions of Palm OS. Under the agreements, Palm has certain rights to first discussion prior to our entering into collaboration projects with other licensees.

Employees

As of July 23, 2004, we had a total of 292 employees, of which 11 were in support and service, 189 were in engineering and product development, 54 were in sales and marketing and 38 were in finance, administration and operations. Our future performance depends, in significant part, on our ability to attract new personnel and retain existing personnel in key areas including engineering and sales. We consider our relationship with our employees to be good.

Item 2. Properties

In 2002, we entered into a lease, which terminates on February 28, 2005, but which has an option to renew for three years, for premises in Sunnyvale, California for a total of 88,096 square feet. In June 2004, we notified our lessor that we do not intend to exercise our option to renew for another three years. We are currently exploring various lease alternatives. We also lease a development facility in Montpellier, France and lease sales offices internationally. We believe that our existing facilities are adequate for our current needs. If we enter into a new property lease to replace the existing property lease which terminates on February 28, 2005, we anticipate that the new leased property will be of a similar size as the existing leased property, and such new lease will have similar, or more favorable terms as the existing lease.

Item 3. Legal Proceedings

On February 9, 2004, a suit was filed in the United States District Court for the Northern District of California naming us, palmOne, and Handspring as defendants. The case is captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Case No. C04-0528. The case alleges that the three defendants have engaged in willful infringement, both direct and contributory and inducement of infringement, of U.S. Patent No. 5,276,311, titled “Method and Device for Simplifying the Use of a Plurality of Credit Cards, or the Like,” with respect to certain hardware products allegedly offered for sale by palmOne, PalmSource and Handspring. The complaint seeks injunctive relief, unspecified damages and attorneys’ fees. E-Pass filed claims against 3Com and Palm in 2000 alleging infringement of the same patent; however, the suit naming us identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. The cases are in the claim construction phase. We intend to defend vigorously against the claim.

On December 3, 2003, a suit was filed in the United States District Court of Washington at Seattle naming us as a defendant along with palmOne, Inc. and PalmGear, Inc. The case is captioned Digeo, Inc. v. Palm, Inc., et al., No. C03-3822. The complaint alleges willful infringement of U.S. Patent No. 5,734,823, or the ‘823 patent, titled “Systems and Apparatus for Electronic Communication and Storage of Information.” The complaint sought preliminary and permanent injunction, unspecified damages and attorneys’ fees. We reached a settlement of this action in June 2004, and the action was dismissed in its entirety at that time.

On April 23, 2004, we filed suit against Acer, Inc. in the Superior Court of the State of California, County of Santa Clara. The case is captioned PalmSource, Inc., a Delaware corporation, and PalmSource Overseas Limited, f/k/a Palm Platform Overseas Limited, a Cayman Islands corporation, Plantiffs v. Acer, Incorporated, a Republic of China corporation, Defendant, Case No. 104CV018484. In this breach-of-contract suit, we seek approximately $4.5 million in unpaid royalties and maintenance and support fees under a licensing agreement between us and Acer. On May 27, 2004, Acer served an answer to the complaint and a cross-complaint against palmOne, Palm Ireland Investment and us, seeking in excess of $4.9 million, including amounts Acer paid under the contract and amounts paid by unspecified competitors of Acer to palmOne, Palm Ireland Investment and us under separate licensing agreements. We filed our answer on June 28, 2004. While we believe we have meritorious defenses to Acer’s claims, we cannot assure you that we will be successful in the litigation or that an adverse outcome will not significantly harm our business. This case alleges the same causes of actions that were the subject of a previous federal court action captioned PalmSource, Inc. v. Acer, Incorporated, No. C03-04285 RMW, filed in the Northern District of California on September 19, 2003. On May 11, 2004, the court in Case No. C03-04285 RMW entered an order for voluntary dismissal without prejudice pursuant to a stipulation between the parties.

On July 16, 2003, a suit was filed in the Los Angeles County Superior Court naming us as a defendant. The case is captioned Chet Taylor, et al. v. Palm, Inc., PalmSource, Inc., and Solutions Group, et al., No. BC299134. The complaint alleges that persons who purchased Palm PDAs with customer-accessible batteries after June 1999 lost data upon battery replacement. The complaint alleges unfair and deceptive business practices in alleged violation of California’s unfair competition statute and Consumer Legal Remedies Act, breach of express and implied warranties and fraud. The complaint seeks unspecified compensatory and punitive damages, restitution and an injunction prohibiting the defendants from similar conduct in the future. palmOne is managing this litigation, and believes it has good defenses for all parties.

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, or ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the ‘656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ‘656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC. On October 5, 2001, the CAFC affirmed-in-part and reversed-in-part the District Court’s ruling, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ‘656 patent is valid, enforceable, and infringed. The defendants appealed. The CAFC remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ‘656 patent. Following the CAFC’s remand to the District Court, both parties filed motions for summary judgment with the District Court on the issue of invalidity, and the District Court heard those motions on December 10, 2003. On February 21, 2003, CAFC affirmed the finding that the defendants infringed the ‘656 patent, but reversed the district court’s finding that the ‘656 patent was valid, and enforceable, and remanded for further proceedings. The CAFC denied Xerox’s petition for a rehearing, and the case was remanded to the district court for a determination of whether the patent is valid and enforceable. On March 29, 2004, the District Court granted Xerox’s unopposed motion to amend its complaint naming PalmSource as a defendant. On May 21, 2004, the District Court granted the defendants’ motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. On May 26, 2004, the District Court entered final judgment in favor of the defendants. On June 1, 2004, the defendants filed a motion for clarification of the ruling regarding the District Court’s summary judgment decision and on June 10, 2004, Xerox filed a motion to alter or amend that decision. Both motions remain pending. On June 18, 2004, Xerox filed a Notice of Appeal to the District Court’s summary judgment decision. On July 15, 2004, the CFAC issued an order decertifying Xerox’s appeal pending resolution of Xerox’s motion to alter or amend the District Court’s summary judgment decision. The CAFC’s

February 20, 2003 decision indicates that the District Court should grant Xerox’s request for injunctive relief if the patent is valid and enforceable. If an injunction is obtained by Xerox, it could have a significant adverse impact on PalmSource’s operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, Xerox has stated in its court pleadings that it will seek at trial a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, palmOne might be liable to palmOne’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patent claims against palmOne’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation. As part of our separation agreements with palmOne, palmOne is required to indemnify us for certain damages that we may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements with palmOne, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, we will be required to pay any shortfall amounts. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. Although palmOne has prevailed at the current stage of the litigation on the claims made by Xerox, we cannot assure you that palmOne will be successful or that an adverse outcome will not significantly harm our business.

In the course of palmOne’s business, it occasionally receives claims related to consumer protection, general commercial claims related to the conduct of its business and the performance of its products and services and other litigation claims, such as stockholder derivative class action lawsuits. In the course of palmOne’s business, it also receives claims of infringement or otherwise becomes aware of potentially relevant patents or other intellectual property rights held by other parties. palmOne is currently subject to a number of these claims. Although the majority of the claims currently do not name us as a defendant, the substance of their claims may implicate us and result in claims against us in the future or require that we indemnify palmOne pursuant to our separation agreements. We currently are not able to estimate, with reasonable certainty, the possible loss, or range of loss, if any, from these cases, but an unfavorable resolution of these lawsuits could materially adversely affect our business, results of operations or financial condition.

From time to time, we also may be subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the Nasdaq stock market under the symbol PSRC since the distribution on October 28, 2003. The following table sets forth the high and low intraday prices as reported on the Nasdaq stock market for the periods indicated.

For Year Ending May 31, 2004	Second Quarter (from October 28, 2003)	Third Quarter	Fourth Quarter
High	$48.00	$26.29	$24.99
Low	$24.56	$17.35	$16.20

As of August 2, 2004, there were approximately 249,000 holders of record of our common stock. PalmSource has not paid and does not anticipate paying cash dividends in the near future.

We made no repurchases of our equity securities during our quarter ended May 31, 2004.

Use of Proceeds from Sale of Registered Securities

In April 2004, we completed a firm commitment underwritten public offering of 3,450,000 shares of our Common Stock including 450,000 shares related to the underwriter’s over-allotment option. The effective date of our registration statement, filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-111871 and 333-114150) relating to the public offering of our Common Stock was April 1, 2004. The offering commenced and was completed on April 2, 2004, at a public offering price of $18.00 per share. The offering resulted in gross proceeds of $62.1 million. After deducting underwriting discounts and commissions of approximately $3.4 million and estimated offering expenses of approximately $1.3 million, the net proceeds from the offering were approximately $57.4 million.

From the time of receipt through May 31, 2004, we have invested the net proceeds from the public offering in short- and long-term investments in order to meet our anticipated cash needs for future working capital. We invested our available cash principally in high-quality government securities with maturities no greater than 2 years. In June 2004, we applied $13.1 million of the net proceeds of the offering held in money market funds to prepay the 5% convertible subordinated note due to Texas Instruments. No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates), to persons owning ten percent (10%) or more of any class of our equity securities or to any affiliates.

Item 6. Selected Financial Data

The following selected combined and consolidated financial data of PalmSource reflect our historical results of operations and balance sheet data. Our combined and consolidated statement of operations data set forth below for the years ended May 31, 2002, 2003 and 2004 and the combined and consolidated balance sheet data as of May 31, 2003 and 2004 are derived from our audited combined and consolidated financial statements included in this report.

	Year Ended May 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Combined and Consolidated Statement of Operations Data:
Related party revenues	$83	$1,235	$23,682	$50,539	$25,532
Third-party revenues	6,879	25,017	21,268	22,875	47,585

Total revenues	6,962	26,252	44,950	73,414	73,117
Cost of revenues	2,941	5,449	10,603	10,221	6,174

Gross margin	4,021	20,803	34,347	63,193	66,943
Total operating expenses	63,177	104,823	84,496	77,399	79,742

Loss from operations	(59,156)	(84,020)	(50,149)	(14,206)	(12,799)
Interest expense	(12)	(65)	(256)	(507)	(654)
Interest and other income (expense), net	(50)	76	(421)	(4,627)	(264)
Loss before income taxes	(59,218)	(84,009)	(50,826)	(19,340)	(13,717)
Income tax provision	1,499	9	421	2,420	1,530

Net loss	$(60,717)	$(84,018)	$(51,247)	$(21,760)	$(15,247)

Basic and diluted net loss per share	$(6.07)	$(8.40)	$(5.12)	$(2.18)	$(1.40)

Shares used in computing basic and diluted net loss per share	10,000	10,000	10,000	10,000	10,878

	As of May 31,
	2000	2001	2002	2003	2004
	(In thousands)
Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents	$656	$383	$30,688	$37,465	$45,144
Working capital (deficit)	(15,669)	(21,457)	16,890	20,750	59,948
Total assets	16,992	61,490	107,316	104,607	152,792
Note payable to palmOne, including accrued interest	—	—	20,238	20,744	—
Long-term convertible subordinated note	—	—	—	—	15,000
Series A redeemable convertible preferred stock	—	—	—	20,000	—
Total stockholders’ equity / net investment (deficit)	$(12,869)	$29,611	$48,299	$26,280	$108,991

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with the combined and consolidated financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, in “Risk Factors” and elsewhere in this report.

Overview

We are a leading developer and licensor of platform software that enables mobile information devices. We have begun to license Palm OS to smartphone manufacturers and intend to continue to build on our leadership position and experience in PDAs to become a leading licensor of platform software for smartphones and other next generation smart mobile products. Our software platform consists of operating system software, or Palm OS, and software development tools. We have also extended our platform with applications such as personal information management software, web browsers and e-mail. We license Palm OS to leading smart mobile information device manufacturers, including palmOne, Sony, Garmin, GSPDA, Kyocera, and Samsung. A wide range of smart mobile devices incorporate our solutions, including PDAs, smartphones, location-aware devices, entertainment devices, and industry-specific devices used in industries such as education, hospitality and healthcare.

Our 52-53 week fiscal year ends on the Friday nearest to May 31. Our fiscal quarters end on a Friday and are generally 13 weeks in length. For presentation purposes, we have presented our fiscal quarters as ending on August 31, November 30, February 28 or February 29 and May 31. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

Our Separation from Palm

We were incorporated in December 2001 as a wholly-owned subsidiary of Palm to conduct substantially all of the business of its operating system software group. In connection with the separation of the two businesses, Palm contributed to us substantially all of the assets and liabilities comprising the Palm operating system software group, and issued to us an intercompany loan of $20.0 million, which was contributed as additional paid-in-capital immediately prior to the distribution. Since our incorporation, Palm also has made additional net capital contributions and transfers to us totaling $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date. In connection with Palm’s capital contributions and the distributions, we issued a $15.0 million 5% convertible subordinated note payable to Texas Instruments, due December 6, 2006. For a description of the 5% convertible subordinated note see the sections titled “—Liquidity and Capital Resources—The Convertible Note.” The 5% convertible subordinated note was prepaid in June 2004 (see Note 17 of Notes to the Combined and Consolidated Financial Statements for further discussion).

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

We have negotiated new or revised agreements with various third parties as a separate, stand-alone entity. In some instances, the terms we were able to negotiate were not as favorable as those we enjoyed as part of Palm. In addition, we benefited from various economies of scale as part of Palm, including shared administrative functions, facilities and sales and marketing organizations. We expect that our costs in some cases will increase as a result of the loss or renegotiation of these agreements, which may not be offset by cost savings in other areas. In addition, we expect that general and administrative expenses will increase in the future due to operating as a public company. In particular, as a result of the distribution as well as the public offering that was completed in April 2004 (see Note 9 of Notes to Combined and Consolidated Financial Statements for further discussion), we have a large stockholder base and expect to incur significant costs associated with routine shareholder communications, in addition to the potentially substantial legal and regulatory compliance costs associated with being a public company.

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

License and royalty revenues consist principally of revenues earned under software license agreements with manufacturers of mobile information devices. Historically, our license agreements with these manufacturers generally provided for an upfront license fee and additional royalties based on the number of units sold by the licensee incorporating Palm OS. However, we do not expect this trend of upfront payments to continue. We recognize license and royalty revenues when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues from upfront license fees under our agreements are generally recognized over the term of the agreement. License and royalty revenues from royalty fees are generally recognized on a per-unit or net sales royalty basis based on contractually reported information from licensees. Currently, the majority of our royalty revenue stream is derived from licensees with a royalty fee that is calculated on a net sales basis. The royalty rate generally ranges from 3% to 6% of net sales based on the average selling price of the licensee’s Palm Powered product. Payments received in advance of royalties being earned are recorded as deferred revenues.

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

Generally, our licensees experience higher seasonal demand for their products during our second and third fiscal quarters. We believe that this seasonality is primarily the result of the winter holiday season. In addition, certain licensees, including palmOne, satisfy the remaining amount of their yearly minimum commitments, if necessary, in our third fiscal quarter. Historically, these factors have resulted in a substantial increase in revenues for our third fiscal quarter as compared to other quarters in the fiscal year. Recently, we have seen the mix of the products our licensees are shipping shift towards smartphones and other products that do not have the high seasonal demand that we have experienced historically. As a consequence, we are uncertain if, in the future, the trend of higher seasonal demand during our second and third quarters will be as pronounced as it has been in the past, or whether it will be evident at all.

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

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on palmOne and, to a lesser extent, Sony for a large percentage of our revenues. Revenues and percentage of total revenues from palmOne, including Handspring, and Sony for the fiscal years ended May 31, 2002, 2003 and 2004 were as follows (in thousands):

	For the Year Ended May 31,
	2002		2003		2004
	Revenues	% of Total Revenues	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Palm and palmOne	$18,426	41.0%	$39,299	53.5%	$38,818	53.1%
Sony	$5,256	11.7%	$11,240	15.3%	$8,178	11.2%
Handspring	$9,981	22.2%	$6,428	8.8%	$3,473	4.7%

Although we have recently added new licensees, these new licensees have yet to introduce products on the market that generate revenues for us. New licensees must develop a product and, providing the product development efforts are successful, commence commercial shipment of the product. This product development and commercial shipment process by our licensees is often six to 12 months or longer, depending upon the complexity of the product, the licensee’s experience with Palm OS, and other factors. Because of the length of time our licensees must spend to first develop, and then commence shipment of the product, the period before we receive revenue, if any, from a licensee can be lengthy.

From time to time, license agreements with our existing licensees expire without renewal, or terminate early due to financial constraints of the licensees or, in the case of Acer, due to a contractual dispute. For a description of the Acer contractual dispute, see the section titled “Business—Legal Proceedings.”

We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012, and our license agreement with Handspring expired upon the closing of the Handspring merger. Royalties from the sale of Handspring products are now subject to the terms of our license agreement with palmOne and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Both of these licensees can cease selling Palm Powered products at any time, which may be due to their withdrawal from the market or their use of a competing operating system such as an operating system based on Linux or as provided by Microsoft and Symbian. However, palmOne will remain subject to its minimum commitment requirements. We cannot assure you that we will be able to renegotiate these licensing agreements on favorable terms, if at all, once they expire.

Industry Dynamics. The software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition. One key trend has been the decline in spending on information technology by enterprises and consumers as a result of the weakened global economy. Simultaneously with this economic weakness, we are seeing an increasingly competitive environment among mobile information device manufacturers. Due to this increasingly competitive environment in a maturing market, certain of our licensees may reduce or cease to sell Palm Powered products. For example, in June 2004, Sony, a licensee and stockholder of ours, announced that it would discontinue the Clie® PDA product line in the U.S. and other markets outside of Japan for the rest of the year while it reassesses the market, which will affect our future revenue from Sony. As a result of a number of competitive factors, such as the timing of the release and the targeted markets of products, mobile device manufacturers are increasingly developing products at various price points. In addition, higher-end products are facing downward pricing pressures. Accordingly, some of our licensees are experiencing significant fluctuations in their average selling prices and declining volume. These pricing fluctuations and volume declines may adversely impact the royalties that we earn on licenses that are based on a percentage of Palm Powered device revenues. Currently, minimum commitments, primarily from palmOne, and to a lesser extent other licensees, may partially offset the impact of these royalty fluctuations on our operating results. We cannot assure you that we will be able to renegotiate new minimum commitments from these licensees when these contracts expire or that we will be able to sufficiently increase our revenues from other sources to offset this decline. The Handspring merger resulted in the termination of our license agreement with Handspring and the associated $1.5 million quarterly minimum commitment. Partially in response to these trends, we have undertaken a number of restructuring efforts to realign our cost structure with our business operations and may do so in the future. During the third quarter of fiscal year 2003, restructuring actions consisted of workforce reductions primarily in the United States and facilities and property and equipment disposed of or removed from service. Restructuring charges relate to the implementation of these actions to better align our expense structure with our revenues. Prior restructuring actions were taken in the second quarter of fiscal year 2002 and the fourth quarter of fiscal year 2002. Restructuring actions taken in the first quarter of fiscal year 2005 are discussed in Note 17 of Notes to Combined Consolidated Financial Statements.

Historically, we have generated revenues from a mix of upfront license fees and per unit royalties. We have generally recognized upfront license fees from subscription license agreements over the term of such agreements, which has provided us with more visibility about our revenue streams than royalty-based revenues, and has provided us with accelerated cash flows. Recently, we have witnessed a trend in the software industry away from the payment of upfront license fees in favor of royalty fees based upon products sold. We expect to experience a significant decline in our upfront license fees and, as a result, we expect our deferred revenues to decline over time.

As the market for PDAs matures, as seen by recent declines in unit sales, we expect that our future revenue growth will come from other mobile information devices, in particular smartphones that incorporate Palm OS. We believe the market for other mobile information devices is in its early stages, and the growth potential of these markets may not be realized. Additionally, we face heavy competition from Symbian and Microsoft, and anticipate further competition from other competing software platform providers, such as Linux. The smartphone market itself has a limited number of device manufacturers, and we may not be successful in engaging many of them as licensees. We may need to enter into collaborative relationships or acquire additional technology or businesses to successfully compete in this market. If we are unsuccessful in penetrating the markets for smartphones and other new next generation smart mobile products or if such markets do not develop as anticipated, our revenues will suffer. To compete in these new markets and to continue to expand our product offerings into new markets and industries, we expect to enhance Palm OS by incorporating additional technologies licensed from third-party vendors. We will need to negotiate favorable terms on these third-party royalty contracts, or our cost of license revenues and our gross margins could decrease.

Acquisitions and Dispositions

On August 29, 2003, we consummated transactions with PalmGear related to a stock purchase agreement, strategic alliance and service provider agreement and a brand license agreement between the parties. There was no related party interest between either Palm or us, and PalmGear. In connection with the closing of the transaction, we sold to PalmGear all of the stock of Palm Digital Media, a wholly-owned subsidiary of ours whose assets comprised the Palm Digital Media product line. In addition, as part of the strategic alliance, PalmGear agreed to develop and support an online store, at our U.S. website, for Palm OS applications. Additionally, we provided PalmGear rights to a customer database. The initial term of the strategic alliance is three years. The transaction was for a total of $4.0 million, comprised of an initial payment from PalmGear to us of $3.7 million and a maximum contingent payment to us of $0.3 million. The contingent payment was subject to Palm Digital Media meeting certain financial targets for the five-month period ending January 31, 2004. The contingent payment has been settled for $0.2 million, resulting in total proceeds to us from the transaction of $3.9 million.

Non-Cash Compensation Charge

On August 1, 2003, in connection with the option exchange program approved by our board of directors on June 30, 2003, certain of our executives returned for cancellation 1,042,000 stock options to purchase our common stock. On August 4, 2003, in exchange for these cancelled options, these executive officers received 689,490 restricted shares of our common stock, subject to a repurchase right in our favor, at a per share price equal to $0.001, which lapses over two years from that date. On August 4, 2003, we also made grants of restricted stock to certain of our executive officers outside of the option exchange program in an aggregate amount of 243,475 shares, consisting of waiver grants of 170,300 shares and stock bonus grants of 73,175 shares at a price per share equal to the par value of our common stock, subject to a repurchase right in our favor, which lapses over two years from that date. Further, on November 7, 2003, we granted 30,572 shares of restricted stock to employees with a purchase price equal to the par value of a share of our common stock, subject to a repurchase right in our favor, which lapses over two years from that date. Together, the granting of such restricted stock at prices below the assumed fair market values of our common stock will result in a non-cash compensation charge of approximately $15.1 million. Amortization under the accelerated method over the period during which the repurchase rights lapse will result in stock-based compensation charges of approximately $5.2 million and $0.7 million in fiscal years 2005, and 2006, respectively. Any repurchases of these shares of unvested restricted stock would result in a reversal of a portion of this charge.

Option Exchange Program

On April 1, 2004, we offered eligible employees the right to exchange all vested and unvested options with exercise prices equal to or greater than $30.00 per share that were granted on or after November 7, 2003. The decline in the market value of our common stock since October 2003 has resulted in a stock price that is substantially below the strike price of many employee stock options granted since then. This voluntary exchange program was designed to retain our employees and provide them with a long-term incentive to maximize stockholder value. The offer ended on April 29, 2004. Options to purchase 956,040 shares of common stock were tendered for exchange, representing 86.5% of the options that were eligible to be tendered in the offer. Subject to the terms and conditions of the offer to exchange, we will issue new options to purchase 956,040 shares of our common stock in exchange for the options surrendered in the offer no sooner than November 1, 2004. The exercise price of the new options will be equal to the last reported sale price per share of our common stock on the new option grant date as reported on the Nasdaq National Market during regular trading hours. All new options will vest in three equal amounts with the first vesting twenty-four weeks, the second vesting forty-eight weeks, and the third vesting seventy-two weeks after the new option grant date. The option exchange program has been structured to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting. Our executives were not eligible to participate in the exchange program.

Basis of Presentation

We have historically operated as an integrated component of Palm’s business. For periods prior to our separation from Palm, our combined financial statements have been derived from the consolidated financial statements and accounting records of Palm using the historical results of operations and historical bases of the assets and liabilities of Palm and presented on a retroactive basis as if the separation had been in effect for all periods presented. Revenues from Palm have been presented based on the terms of the software license agreement effective on December 3, 2001. Our combined and consolidated statements of operations do not show what our revenues would have been had the software license agreement with Palm been in effect for periods prior to December 3, 2001 for sales by Palm of Palm Powered devices and for support and services provided by the PalmSource business group within Palm. Cost of sales has been derived based on the activities and functions in place at that time using the historical results of operations for all periods presented. The combined and consolidated financial statements include allocations to us of certain shared expenses, including centralized legal, finance and accounting, human resources, insurance, executive management, treasury, real estate, information technology, sales and marketing and engineering, and other Palm corporate services and infrastructure costs. The expense allocations have been determined on bases that Palm and we considered to be a reasonable reflection of the use of the services provided to us or the benefit received by us. These allocations and charges are calculated on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenues, or the specific level of activity directly related to these costs. Our reliance on Palm for these services has gradually declined since our separation from Palm in December 2001 as we have established our own independent systems and infrastructure for administration, management and other services.

The financial information presented in this report is not necessarily indicative of our financial position, results of operations or cash flows in the future, nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in PalmSource’s combined and consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allocations from Palm, goodwill impairment, loss contingencies, restructuring, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the combined and consolidated financial statements.

Revenue Recognition. The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments. We recognize revenues based on the detailed guidelines discussed in Note 2 of Notes to Combined and Consolidated Financial Statements.

Many of our license contracts contain multiple elements including support. We have determined the fair value of our bundled support arrangements based on the price charged when the element is sold separately by us or the contractually stated renewal rate. Accordingly, when contracts contain multiple elements wherein vendor specific objective evidence of fair value exists for all undelivered elements and for which fair value has not been established for delivered elements, we recognize revenues on the delivered element using the “Residual Method” as defined by the American Institute of Certified Public Accountants Statement of Position No. 98-9. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific objective evidence of fair value does not exist, the entire fee is recognized ratably over the term of the arrangement.

Allocations from Palm. Significant assumptions and estimates have been used in the determination of cost allocations from Palm included in our combined and consolidated financial statements and the preparation of our historical financial information prior to our separation from Palm. These allocations and charges are calculated on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenues, or the specific level of activity directly related to such costs. Accordingly, our combined and consolidated financial statements may not be representative of future performance or what they would have been had we operated as a separate stand-alone entity during the periods presented.

Goodwill Impairment. We perform an evaluation of the carrying value of goodwill on an annual basis or whenever an event or change in circumstances occurs which would indicate potential impairment. In response to changes in industry and market conditions, we may strategically realign our resources in a manner that could result in an impairment of goodwill. We cannot assure you that future impairment tests will not result in a charge to earnings.

Loss Contingencies. We are subject to various loss contingencies arising in the ordinary course of business including patent infringement claims and other litigation. We accrue for estimated loss contingencies, when a loss is probable and can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Restructuring. Effective for calendar year 2003, in accordance with Statement of Financial Accounting Standards, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes Emerging Issues Task Force Issue 94-3, or EITF Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), we record liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Prior to calendar year 2003, in accordance with EITF Issue No. 94-3, we accrued for restructuring costs on commitment to a firm exit plan that specifically identified all significant actions to be taken. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we record new restructuring accruals as liabilities are incurred.

Income Taxes. Our income tax provision has been determined on a separate return basis as if we had operated as a stand-alone entity. Our operating results were historically included in the tax returns of Palm and certain foreign subsidiaries. We have estimated our income taxes that would have related to our business in each of the jurisdictions in which we operate as if we had historically operated on a stand-alone basis. We have established a valuation allowance against our deferred tax assets for all periods presented based on our estimates of future taxable income.

Results of Operations

Comparison of Fiscal Years Ended May 31, 2002, 2003 and 2004

The results of operations table presents operating data as a percentage of total revenues for the periods indicated:

	Years Ended May 31,
	2002	2003	2004
Revenues:
Related party license and royalty	50.5%	66.9%	34.1%
Third-party license and royalty	43.3	25.0	58.2

Total license and royalty	93.8	91.9	92.3

Related party support and service	2.2	2.0	0.8
Third-party support and service	4.0	6.1	6.9

Total support and service	6.2	8.1	7.7

Total revenues	100.0	100.0	100.0
Cost of revenues:
License and royalty	18.9	10.2	5.5
Support and service	4.7	3.7	2.9

Total cost of revenues	23.6	13.9	8.4

Gross margin	76.4	86.1	91.6
Operating expenses:
Research and development	110.3	54.2	46.4
Sales and marketing	43.0	23.4	26.5
General and administrative	28.4	17.4	26.6
Amortization of intangibles	0.7	0.6	0.2
Restructuring charges	4.4	3.0	0.0
Separation costs	1.2	6.8	9.4

Total operating expenses	188.0	105.4	109.1

Loss from operations	(111.6)	(19.3)	(17.5)
Interest expense	(0.6)	(0.7)	(0.9)
Interest and other income (expense), net	(0.9)	(6.3)	(0.4)

Loss before income taxes	(113.1)	(26.3)	(18.8)
Income tax provision	0.9	3.3	2.1

Net loss	(114.0)%	(29.6)%	(20.9)%

Related party license and royalty revenues. Related party license and royalty revenues were $22.7 million in fiscal year 2002, $49.0 million in fiscal year 2003 and $24.9 million in fiscal year 2004, representing an increase of 116% from fiscal year 2002 to 2003 and a decrease of 49% from fiscal year 2003 to 2004. Prior to the distribution, we recognized revenues from Palm as related party revenues, and subsequent to the distribution, we recognized revenues from palmOne as third party revenues. License and royalty revenues from Palm, consisting primarily of royalty fees received from shipment of PDAs were $17.6 million, $38.1 million and $17.1 million in fiscal year 2002, 2003, and 2004, respectively. License and royalty revenues from Sony were $5.1 million, $10.9 million and $7.8 million in fiscal years 2002, 2003, and 2004, respectively. The increase in license and royalty revenues from fiscal year 2002 to 2003 was due to five months of Palm revenues being recorded in fiscal year 2002 subsequent to December 3, 2001, the effective date of the software license agreement, compared to a full year of Palm revenues being recorded in fiscal year 2003. In fiscal year 2003, we received a payment of $3.6 million from Palm as a result of Palm’s shortfall under its minimum annual commitment for the annual contractual period ending December 3, 2002. The decrease in license and royalty revenues from fiscal year 2003 to 2004 was due to six months of Palm revenues recorded in fiscal year 2004 as a result of the distribution compared to a full year of Palm revenues recorded in fiscal year 2003. We recognize royalty revenues from Palm in the period royalty information is reported to us, generally one month subsequent to the ship date.

Our business principally supported the operating system for Palm Powered devices prior to December 3, 2001, which is the effective date of the software license agreement with Palm. No revenues from Palm prior to the effective date of the software license agreement have been imputed. For fiscal years 2002, 2003 and 2004, we believe the handheld market experienced an overall decline caused by reduced growth in the handheld industry. For example, handheld device shipments for Palm OS were 7.2 million units in calendar year 2001, 7.1 million units in calendar year 2002 and 5.5 million units in calendar year 2003 based on data by IDC. If the software license agreement with Palm had been in place prior to December 3, 2001, our revenues would have shown a corresponding decline reflective of the market conditions and our reliance on revenues from Palm.

Third-party license and royalty revenues. Third-party license and royalty revenues were $19.5 million in fiscal year 2002, $18.4 million in fiscal year 2003, and $42.6 million in fiscal year 2004, representing a decrease of 6% from fiscal year 2002 to 2003 and an increase of 132% from fiscal year 2003 to 2004. License and royalty revenues from palmOne were $21.0 million in fiscal year 2004. Prior to the distribution, Palm revenues were recognized as related party revenues. License and royalty revenues from Handspring were $9.8 million in fiscal year 2002, $6.2 million in fiscal year 2003 and $3.4 million in fiscal year 2004. The decreases in license and royalty revenues from fiscal year 2002 to 2003 were principally due to lower royalties received from Handspring, offset by increased license fees from new license agreements. The increase in third party license and royalty revenues from fiscal year 2003 to 2004 were principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. The decrease in Handspring license and royalty revenues from fiscal year 2003 to 2004 was due to the Handspring merger on October 28, 2003. Prior to the merger, Handspring had minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. The Handspring license agreement terminated as a result of the merger and we are no longer entitled to the $1.5 million quarterly minimum commitment through April 2009, and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Accordingly, our combined revenues from palmOne and Handspring will decline if the merger does not result in significant increased sales.

The combined license and royalty revenues from Palm and Handspring were $44.3 million for fiscal year 2003 compared to the combined license and royalty revenues from palmOne/Palm and Handspring of $41.5 million for fiscal year 2004. The decrease from fiscal year 2003 to 2004 was primarily due to $4.4 million in top-up payments received during fiscal year 2003, as Palm and Handspring did not meet their annual or quarterly royalty commitments. However, top-up payments from Handspring were $2.4 million during fiscal year 2004, due to lower minimum requirements.

Related party support and service revenues. Related party support and service revenues were $1.0 million in fiscal year 2002, $1.5 million in fiscal year 2003 and $0.6 million in fiscal year 2004, representing an increase of 48% from fiscal year 2002 to 2003 and a decrease of 59% from fiscal year 2003 to 2004. Support and service revenues from Palm were $0.8 million in fiscal year 2002, $1.2 million in fiscal year 2003 and $0.2 million in fiscal year 2004. Support and service revenues from Sony were $0.2 million in fiscal year 2002, $0.3 million in fiscal year 2003 and $0.4 million in fiscal year 2004. The increases from fiscal year 2002 to 2003 were primarily due to no Palm revenues being reported prior to December 3, 2001, the effective date of the software license agreement, compared to six months of Palm revenues reported in fiscal year 2002. In addition, the increase was also due to the establishment of the professional services business during the fourth quarter of fiscal year 2002. The decrease from fiscal year 2003 to 2004 was primarily due to recognizing palmOne revenues as third party revenues subsequent to the distribution. In addition, professional services revenues from Palm decreased by $0.6 million from fiscal year 2003 to 2004.

Third-party support and service revenues. Third-party support and service revenues were $1.8 million in fiscal year 2002, $4.5 million in fiscal year 2003 and $5.0 million in fiscal year 2004, representing an increase of 152% from fiscal year 2002 to 2003 and 12% from fiscal year 2003 to 2004. The increase from fiscal year 2002 to 2003 was due to the increase in the number of new and existing licensees with maintenance and support agreements and the establishment of the professional services business during the fourth quarter of fiscal year 2002. The increase from fiscal year 2003 to 2004 was due to palmOne support and service revenues classified as third party revenues subsequent to the distribution and increase in professional services revenue.

Cost of license and royalty revenues. Cost of license and royalty revenues principally represents royalty payments to third-party technology vendors, payments to publishers for eBook content and amortization of purchased intangible assets. Cost of license and royalty revenues was $8.5 million in fiscal year 2002, $7.5 million in fiscal year 2003 and $4.0, representing 18.9%, 10.2% and 5.5% of total revenues, respectively. The decreases in cost of license and royalty revenues from fiscal year 2002 to 2003 and from fiscal year 2003 to 2004 in absolute dollars and as a percentage of total revenues were primarily due to a reduction of approximately $1.1 million and $4.0 million, respectively, in amortization of purchased intangibles as certain intangible assets became fully amortized, which was partially offset by the increase in royalty payments to new and existing third-party technology vendors. The decrease from fiscal year 2003 to 2004 was also attributed to a $1.1 million decrease in costs associated with Palm Digital Media, as the product line was sold in August 2003.

Cost of support and service revenues. Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The cost of service revenues varies by project, but is generally comparable for both third-party and related party service revenues. Cost of support and service revenues was $2.1 million in fiscal year 2002, $2.7 million in fiscal year 2003 and $2.1 million, representing 4.7%, 3.7% and 2.9% of total revenues, respectively. The increase in cost of support and service revenues in absolute dollars from fiscal year 2002 to 2003 was primarily due to approximately $0.6 million in costs associated with the growth of our professional services business. The decrease as a percentage of total revenues from fiscal year 2002 to 2003 was due to the increase in total revenues in fiscal year 2003. The decreases in cost of support and service revenues in absolute dollars and a percentage of total revenues were primarily due to the decrease in professional services cost as a result of decrease in professional services revenues.

Research and development expenses. Research and development expenses consist primarily of personnel and related costs to support our product development and related information technology and facilities costs. Research and development expenses were $49.6 million in fiscal year 2002, $39.8 million in fiscal year 2003 and $33.9 million in fiscal year 2004, representing a decrease of 20% from fiscal year 2002 to 2003 and a decrease of 15% from fiscal year 2003 to 2004. Research and development expenses as a percentage of total revenues were 110.3% in fiscal year 2002, 54.2% in fiscal year 2003 and 46.4% in fiscal year 2004. The decrease in research and development expenses in absolute dollars for all years was primarily due to restructuring efforts effected to realign our resources with our business plan. The decrease in salary related and consulting expense from fiscal year 2002 to 2003 and from fiscal year 2003 to 2004 was $4.7 million for both years. The decrease in research and development expenses as a percentage of total revenues from fiscal year 2002 to 2003 was due to the approximately $9.8 million decline in research and development expenses and the increase in total revenues in fiscal year 2003, and the decrease from fiscal year 2003 to 2004 was due to approximately $5.9 million decline in research and development expenses. Our research and development expenses are primarily fixed employee costs. These costs are monitored and reviewed by management, and we expect to respond according to market conditions and economic trends.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials, customer conferences and related information technology and facilities costs. Sales and marketing expenses were $19.3 million in fiscal year 2002, $17.2 million in fiscal year 2003 and $19.4 million in fiscal year 2004, representing a decrease of 11% from fiscal year 2002 to 2003 and an increase of 13% from fiscal year 2003 to 2004. Sales and marketing expenses as a percentage of total revenues were 43.0% in fiscal year 2002, 23.4% in fiscal year 2003 and 26.5% in fiscal year 2004. The decreases in absolute dollars and as a percentage of total revenues from fiscal year 2002 to 2003 were due to lower expenses incurred in connection with the PalmSource developer conference. The cost of the PalmSource developer conference decreased approximately $2.7 million, from fiscal year 2002 to 2003, due to a shift in format from a large global conference to lower cost regional conferences. The increases in absolute dollars and as a percentage of total revenues from fiscal year 2003 to 2004 were primarily due to an increase in stock-based compensation expense of $1.7 million and an increase in personnel costs of $0.9 million. We expect sales and marketing expenses to fluctuate in response to market conditions, geographic expansion, economic trends and the cost and timing of future PalmSource developer conferences.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. General and administrative expenses were $12.8 million in both fiscal years 2002 and 2003 and $19.4 million in fiscal year 2004, representing no change from fiscal year 2002 to 2003 and a 52% increase from fiscal year 2003 to 2004. General and administrative expenses as a percentage of total revenues were 28.4% in fiscal year 2002, 17.4% in fiscal year 2003 and 26.6% in fiscal year 2004. The decrease in general and administrative expenses as a percentage of total revenues from fiscal year 2002 to 2003 was primarily due to an increase in total revenues in fiscal year 2003. The increases in absolute dollars and as a percentage of total revenues from fiscal year 2003 to 2004 were primarily due to an increase in stock-based compensation expense of $5.8 million and an increase in personnel costs of $1.4 million. We expect general and administrative expenses to decrease as stock-based compensation expense in connection with the issuance of our restricted stock on August 4, 2003 decreases based on the accelerated amortization schedule calculated under the multiple option approach. See the section titled “—Non-cash Compensation Charge.”

Amortization of intangibles. Amortization of intangibles consisting of amortization related to our acquisitions was $0.3 million in fiscal year 2002, $0.4 million in fiscal year 2003 and $0.2 million in fiscal year 2004. The increase in amortization of intangibles from fiscal year 2002 to 2003 was primarily due to a full year’s amortization cost in fiscal year 2003 related to our acquisition of Be, Inc. in November 2001. The decrease from fiscal year 2003 to 2004 was due to amortization of prior acquisitions being completed during the second quarter of fiscal year 2004.

Restructuring charges. Restructuring charges principally consisted of workforce reductions, including severance, benefits, related expenses and facility closings. Restructuring charges were $2.0 million in fiscal year 2002, $2.2 million in fiscal year 2003 and none in fiscal year 2004. The restructuring charges in fiscal year 2002 consisted of an estimated loss on lease commitments for excess facilities, as well as workforce reduction costs primarily related to severance, benefits and related costs. The restructuring actions initiated in fiscal year 2002 have been completed. The restructuring charges in fiscal year 2003 were primarily workforce reduction costs for severance, benefits and related costs associated with a reduction of 60 regular employees. In accordance with SFAS No. 146, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less. The restructuring actions initiated in fiscal year 2003 were completed in the second quarter of fiscal year 2004. We will continue to realign resources as necessary to balance the size of our employee base with our current and anticipated revenue base. We incurred additional restructuring charges in the first quarter of fiscal year 2005. See Note 17 of Notes to Combined Consolidated Financial Statements.

Separation costs. Separation costs primarily consisted of costs related to the establishment of PalmSource as a separate independent company. Separation costs were $0.5 million in fiscal year 2002, $5.0 million in fiscal year 2003, and $6.9 million in fiscal year 2004. The increase from fiscal year 2002 to 2003 was primarily due to increase in professional fees, and the increase from fiscal year 2003 to 2004 was primarily due to $3.9 million in investment banking fees. The PalmSource distribution was completed in the second quarter of fiscal year 2004.

The costs subsequent to the distribution represent adjustments to settle remaining costs and wrap-up activities. On October 28, 2003, Palm’s stockholders approved the distribution of PalmSource from Palm. As the distribution was completed in the second quarter of fiscal year 2004, we do not expect to incur substantial separation costs in future periods.

Interest expense. Interest expense was $0.3 million in fiscal year 2002, $0.5 million in fiscal year 2003 and $0.7 million in fiscal year 2004. The increase in interest expense from fiscal year 2002 to 2003 was due to interest on our $20.0 million 2.48% note payable to Palm. Interest expense increased after the distribution date due to interest on the $15.0 million 5% convertible subordinated note issued to Texas Instruments, partially offset by the decrease in interest paid to Palm as a result of the contribution to our capital by Palm of the $20.0 million note payable to Palm that bore interest at 2.48%. We expect interest expense to decrease as the $15.0 million 5% convertible subordinated note payable to Texas Instruments was repaid in June 2004 (see Note 17 of Notes to Combined and Consolidated Financial Statements).

Interest and other income (expense), net. Other expense was $0.4 million in fiscal year 2002, $4.6 million in fiscal year 2003 and $0.3 million in fiscal year 2004. The increase in other expense from fiscal years 2002 to 2003 was primarily due to a $3.2 million charge to write down an investment in a private equity security, which had been carried at cost and for which we determined the decline in value of our entire investment to $0.8 million to be other than temporary. During fiscal year 2004, we determined the decline in the value of our entire investment in a private equity security to $0.3 million was other than temporary and we further wrote down the investment by $0.5 million. The increase in fiscal year 2003 was also due to $1.3 million paid to Palm for expenses relating to a $50.0 million bond posted by Palm pending resolution of the Xerox litigation. The bond was released in April 2003.

Income tax provision. Income tax provision was $0.4 million in fiscal year 2002, $2.4 million in fiscal year 2003 and $1.5 million in fiscal year 2004. We incurred net operating losses for the three fiscal years and, as a result, we did not record a benefit for temporary differences and maintained a full valuation allowance. The increase in income tax provision from fiscal year 2002 to 2003 was primarily due to $2.0 million of foreign withholding taxes for which no credit is currently available against U.S. taxes due to our net loss position. The decrease in income tax provision from fiscal year 2003 to 2004 was primarily due to French research and development credit and lower foreign tax withholdings.

Liquidity and Capital Resources

Cash Flows

At May 31, 2004, we had cash and cash equivalents of $45.1 million, representing an increase of $7.7 million from May 31, 2003. Net cash used for operating activities was $45.4 million in fiscal year 2002, $8.9 million in fiscal year 2003 and $14.5 million in fiscal year 2004, resulting primarily from our net losses. The increase in cash used in operating activities for fiscal year 2004 compared to fiscal year 2003 was also due to a decrease in deferred revenues as a result of higher amortization of deferred revenues than prepayment of revenues, offset by a transaction with PalmGear during the first quarter of fiscal year 2004 in which we received net proceeds of $3.5 million. Our arrangement with PalmGear was classified as deferred revenues, which is to be recognized ratably over the three-year term of the arrangement. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront license fees and the timing of shortfall payments on minimums. If we are unable to obtain significant upfront fees or otherwise increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future.

Net cash used in investing activities was $2.6 million in fiscal year 2002, $3.4 million in fiscal year 2003, and $42.2 million in fiscal year 2004. We have historically used cash for acquisitions of businesses with complementary technologies and for the purchase of property, plant and equipment. During the first half of fiscal year 2002, the increase in property and equipment was primarily due to tenant improvements and information technology infrastructure cost to relocate to our Sunnyvale facility. The increase in fiscal year 2004 was due to purchase of investments using proceeds from our public offering that was completed in April 2004. See Note 9 of Notes to Combined and Consolidated Financial Statements for further discussion. We anticipate capital expenditures for property, plant and equipment to be approximately $2.4 million in fiscal year 2005. We may use cash resources to pursue strategic acquisitions or investments in other companies that provide products and services that are complementary to ours.

Net cash provided by financing activities was $78.3 million in fiscal year 2002, $19.1 million in fiscal year 2003, and $64.3 million for fiscal year 2004. Historically, Palm has been our principal source of cash from financing activities. Since the separation of the Palm and PalmSource businesses, Palm has made net capital contributions and transfers to us of $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date, October 28, 2003, which is net of the $15.0 million 5% convertible subordinated note due 2006 to Texas Instruments. The note is convertible into our common stock. See the section titled “—The Convertible Note” below for a more detailed description of the note. Since the distribution, palmOne is no longer providing funds to finance our working capital or other cash requirements. In June 2004, we prepaid the $15.0 million convertible subordinated note. See Note 17 of Notes to Combined and Consolidated Financial Statements for further discussion. In October 2002, we received an investment of $20.0 million from Sony Corporation for 3,333,333 shares of our Series A preferred stock at a purchase price of $6.00 per share, which automatically converted into 666,666 shares of our common stock at the time of the distribution. In April 2004, we sold 3,450,000 shares of common stock at a public offering for net proceeds of approximately $58.7 million. See Note 9 of Notes to Combined and Consolidated Financial Statements.

Short-Term and Long-Term Investments

At May 31, 2004, we had $25.1 million of short-term and $16.7 million of long-term investments in high quality financial government, and corporate securities, compared to none at May 31, 2003. The increase was due to the investment of the proceeds from our public offering completed in April 2004. Our investments are subject to interest rate risk and will fall in value if market interest rates increase substantially.

Line of Credit

In October 2003, we entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit, but never made any borrowings under the line of credit. In May 2004, we terminated the revolving line of credit agreement.

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

In connection with the distribution, Palm and Texas Instruments agreed that the original Palm note would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by us, or the PalmSource note. Immediately following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. In June 2004, in exchange for a 12.5% discount, we prepaid the $15.0 million convertible subordinated note due to Texas Instruments and the PalmSource note was eliminated. The note had an interest rate of 5% payable semi-annually, and the $15.0 million principal was scheduled to be paid upon maturity on December 6, 2006. We paid approximately $13.1 million (plus accrued interest) of the original $15.0 million principal outstanding, resulting in a discount of approximately $1.9 million. See Note 17 of Notes to Combined and Consolidated Financial Statements for further discussion.

Commitments

Future payments under contractual obligations and other commercial commitments, as of May 31, 2004, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$2.3	$2.2	$0.1	$—	$—
Third-Party Royalty Commitments	2.5	0.5	1.2	0.8	—
Long-Term Convertible Subordinated Note (1)	15.0	—	15.0	—	—

Total Contractual Obligations	$19.8	$2.7	$16.3	$0.8	$—

(1)	In June 2004, we repaid the $15.0 million 5% convertible subordinated note. See Note 17 of Notes to Combined and Consolidated Financial Statements.

Our facility leases are under noncancelable lease agreements. Our facility leases expire at various dates through September 2005. Our equipment lease expires on March 2007.

In June 2002, we entered into two royalty agreements with third-party vendors, and in February 2004, we entered into another royalty agreement with a third-party vendor for certain licensed technology, which include minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.6 million in fiscal year 2005, $0.6 million in fiscal year 2006, $0.6 million in fiscal year 2007, $0.4 million in fiscal year 2008, and $0.3 million in fiscal year 2009.

In addition, we have certain payments due to palmOne under the business services and other agreements that we entered into with Palm, including indemnification of palmOne under the tax sharing agreement for, among other matters, any tax liability incurred by palmOne on account of the sale of our common stock in connection with the distribution (See Note 14 of Notes to Combined and Consolidated Financial Statements).

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

As part of our separation agreements, palmOne is required to indemnify us for certain damages that we may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, we will be required to pay any shortfall amounts. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. While we believe that there are adequate defenses to the claims made by Xerox, we cannot assure you that palmOne will be successful or that an adverse outcome will not significantly harm, our business, results of operations and financial condition would be significantly harmed, and we may be rendered insolvent. For further discussion, see the section titled “Business—Legal Proceedings.”

Effect of Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity, or VIE, is a corporation, partnership, trust, or any other legal structure used for business purposes that either: (i) does not have equity investors with voting rights; or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 did not have a material impact on our financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have an impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial position or results of operations.

RISK FACTORS

Risks Associated With Our Business

We have a history of losses, negative cash flows and limited cash resources, and we may never achieve or sustain profitability or positive cash flows.

We have not been profitable during any of the periods for which we have prepared historical financial statements. During the fiscal year ended May 31, 2004, we had net losses of approximately $15.2 million on revenues of $73.1 million. Cash flow used for operations (negative cash flow) for the fiscal year ended May 31, 2004 was $14.5 million. While we have historically received upfront, initial license fees, which partially funded our negative cash flow from operations, we do not expect this trend to continue. We have historically had negative cash flow from operations and may not achieve positive cash flow in the future.

We may incur losses and negative cash flows for the foreseeable future, particularly if our revenues do not increase substantially, if our expenses increase faster than our revenues, if we make unanticipated capital expenditures or if, as we expect, we experience a significant decline in upfront license fees. Our ability to increase revenues and achieve and sustain profitability will also be affected by other risks and uncertainties described in this report. If we do not increase revenues substantially or cannot raise additional capital, which may not be available on reasonable terms or at all, we may not be able to fund operations in the future.

We currently derive our revenues from a small number of licensees of Palm OS, and there are a number of developments that have occurred, or may occur in the future, with one or more of our licensees that could significantly harm our future business prospects including (but not limited to): the loss or reduction of purchases from one or more licensees; the full or partial withdrawal of one or more licensees, or their respective products, from a segment of the market; the introduction of new products from palmOne or other licensees incorporating a competing operating system such as a Microsoft, Symbian or Linux offering, and the renegotiation or renewal of the license agreements that result in less favorable terms.

We currently derive our revenues from a small number of licensees of Palm OS. Revenues from palmOne/Palm were $38.8 million, or 53.1% of total revenues, for fiscal year 2004 and $39.3 million, or 53.5% of total revenues, for fiscal year 2003. Revenues from Sony were $8.2 million, or 11.2% of total revenues, for fiscal year 2004 and $11.2 million, or 15.3% of total revenues, for the fiscal year 2003. Revenues from Handspring were $3.5 million, or 4.7% of total revenues, for fiscal year 2004 and $6.4 million, or 8.8% of total revenues, for fiscal year 2003. In June 2004, Sony announced that it will discontinue the Clie® PDA product line in the U.S. and other markets outside of Japan for the rest of the year while it reassesses the market. Additionally, the acquisition of Handspring by Palm has increased our customer concentration. We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future. If revenues from palmOne or our other licensees do not grow as we anticipate, if some or all of our licensees experience delays or decide not to incorporate Palm OS into their future products, or if palmOne experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will need to significantly reduce our expenses or increase our revenues from other sources to stay in business. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012 and our license agreement with Handspring was terminated following the Handspring merger. Nothing restricts these licensees from competing with us or offering products based on competing operating systems and these licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. Some of our licensees already offer products that utilize competing operating systems. For example, Samsung and Fossil offer products that utilize a Microsoft operating system. We expect that these licensees will continue to offer products which utilize competing operating systems, and other licensees, such as palmOne, may begin to offer products that incorporate a competing operating system such as a Microsoft, Symbian or Linux offering. However, in the event that palmOne chose to offer products based on competing operating systems, palmOne would still be required to pay the minimum annual payments pursuant to the license agreement. Once these license arrangements expire, we may not be able to renegotiate them on favorable terms, or at all. Although we have entered into license agreements with new licensees in fiscal year 2003 and fiscal year 2004, most of these new licensees have yet to introduce products on the market that generate revenues for us. In fiscal year 2004, we have renegotiated the existing license agreements with a few of our licensees, and we expect that in the future, we will renegotiate the existing license agreements of additional licensees. Such renegotiations have resulted in changes to some of the terms of the license agreements, some of which are less favorable to us than before the renegotiations, and we expect that future renegotiations of license agreements will also result in changes to some of the terms of the license agreements, some of which are expected to be less favorable to us than before the renegotiations. Additionally, the renegotiations have resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). If we do not continue to generate significant revenues from palmOne or if we are unable to generate an increased percentage of our revenues from other licensees, our business, results of operations and financial condition will be significantly harmed.

Our operating results may fluctuate.

Our operating results are difficult to predict. We do not have a long history of operations, our operating results have fluctuated significantly and we have only operated separately from palmOne since October 28, 2003. Factors that may cause fluctuations in our operating results, in addition to those disclosed elsewhere in this section titled “Risk Factors,” include the following:

•	shortfall payments from licensees in a given quarter to satisfy minimum quarterly or annual license and royalty commitments, as such payments are recorded in the period that the minimum commitment becomes due to us;

•	delays in the development or launch of Palm Powered products by our licensees;

•	changes in consumer and enterprise spending levels, which may fail to meet our expectations;

•	a shifting mix in the balance between license fees derived from upfront royalty payments, license fees calculated as a percentage of revenues derived from Palm Powered products and license fees based on fixed dollar amounts per unit sold;

•	changes in general economic conditions and specific market conditions that may impact demand for our products and services;

•	seasonality of demand for Palm Powered products and services that may cause our revenues to fluctuate on a quarter to quarter basis;

•	licensee withdrawal of Palm Powered products from some or all markets;

•	changes in licensing fees due to third parties for technologies incorporated in the Palm OS platform; and

•	an increase in reliance on third-party software licenses.

Because our revenues fluctuate and are difficult to predict, and our expenses are largely independent of revenues in any particular period, it is difficult for us to accurately forecast revenues and profitability. Any of these factors could cause our results of operations to fall below the expectations of analysts, our stockholders or others, resulting in a significant decrease in our stock price and harming our business, results of operations, and financial condition.

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

palmOne and PalmSource are defendants in a civil action brought by Xerox Corporation in 1997 relating to the Graffiti handwriting recognition software then used in handheld computers using Palm OS. The complaint by

Xerox alleged willful infringement of U.S. Patent No. 5,596,656, or the ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In December 2001, the trial court held that the ‘656 patent was valid, enforceable and infringed. The December 2001 ruling was appealed, and in a February 2003 decision the appellate court remanded the case to the trial court for a determination of the issues of invalidity and enforceability of the ‘656 patent. On December 10, 2003 the trial court heard motions from Xerox and the defendants for summary judgment on the issue of invalidity of the ‘656 patent. On May 21, 2004, the trial court granted summary judgment that the asserted claims of Xerox’s patents were invalid. Both parties have moved for a clarification or reconsideration of that ruling, and those motions remain pending. Xerox has appealed the ruling.

As part of our separation agreements, palmOne has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation, whether or not we are a defendant. palmOne has indicated that it intends to continue to defend itself vigorously against these claims. However, we cannot assure you that palmOne will continue to defend itself or be successful. In 2002, we licensed technology which we used to create an alternative handwriting recognition system for use in Palm OS, referred to as Graffiti 2, which we now offer to all of our licensees. At the end of 2002, we began offering this alternative software to our existing licensees, and disclaimed responsibility for any damages resulting from any shipments after that time of the original versions of Graffiti handwriting recognition software by our licensees. In this report, we refer to Graffiti handwriting recognition software released by us prior to Graffiti 2 as the original version or versions of Graffiti. However, under our license agreements with our licensees we have agreed to indemnify them for any damages they incur due to infringement by our or palmOne’s intellectual property, and accordingly we could be liable for damages resulting from use of the original version of the Graffiti handwriting recognition software prior to our offering of Graffiti 2. If palmOne is not successful in the litigation, Xerox will likely seek an injunction from the court preventing our licensees from offering products with the original versions of Graffiti handwriting recognition software. If the court issues an injunction in favor of Xerox, we would lose any additional royalties that might have been due from those licensees that are continuing to ship the original version of Graffiti. As a result, and if palmOne is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements with palmOne, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of the judgment or the due date under the settlement, we will be required to pay any shortfall amounts to Xerox. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, these damages could be substantial. Although palmOne has prevailed at the current stage of litigation on the claims made by Xerox, we cannot assure you that palmOne will be successful or that an adverse outcome will not significantly harm our business.

The pending litigation may also result in other indirect costs and expenses, such as significant diversion of management resources, loss of reputation and goodwill, damage to our customer and licensee relationships and substantial declines in our stock price. In addition, if palmOne is required to pay damages to Xerox, they may no longer be able to pay us the minimum annual commitments due under our license agreement with palmOne. Accordingly, if Xerox is successful in its claims against palmOne, and palmOne does not or is unable to indemnify us for these claims, our business, results of operations, financial condition and cash flows could be significantly harmed, and we may be rendered insolvent. For further discussion, including detail regarding the nature of the claim and the procedural history of the case, see “Business—Legal Proceedings.”

If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, reduced margins and loss of market share, which would seriously decrease customer demand and harm our business, financial condition and results of operations.

We compete principally in the operating system software platform and services markets. These markets are highly competitive, and we expect competition to increase in the future. We compete primarily with Microsoft and Symbian. For example, Microsoft may use its leading position in the enterprise applications market to gain competitive advantage in the markets on which we focus. Furthermore, Microsoft may package product offerings that compete with us together with other product offerings which we could not match. Microsoft has substantially more resources than we do. Symbian, which is invested in and supported by companies such as Nokia Corporation, Ericsson AB, Sony Ericsson Mobile Communications AB, Panasonic, Siemens and Samsung, has a substantial portion of the worldwide smartphone market, a market that we believe is important to our future success. Furthermore, in July 2004, Symbian announced that it had received an additional 50 million Pounds Sterling investment from some of its’ shareholders and thus now has greater resources with which to compete. In addition, there are proprietary operating systems; open source operating systems, such as Linux; and other software technologies, such as Java or technology licensed from RIM which could be integrated into devices that compete with Palm Powered devices. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products and services and to promoting their products within the third-party developer community.

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

We believe that the market for PDAs, our traditional strength, is maturing. If we are unable to successfully penetrate new device markets or new markets do not develop as anticipated, our business will not grow as expected and our revenues will suffer.

We believe the market for PDAs, our traditional strength, is maturing. As a result, we anticipate that our future revenue growth will come from other mobile information devices, in particular smartphones that incorporate Palm OS. The smartphone operating system market is highly competitive, with Microsoft and Symbian devoting significant resources to compete against us. If we are unsuccessful in penetrating the markets for smartphones or other devices or these markets do not develop as anticipated, our business will not grow as expected and our revenues will suffer. To compete in the smartphone and other new markets, we expect to enhance Palm OS by licensing additional technologies from third-party vendors. However, we cannot assure you that we will be able to successfully license this technology, that we will be able to negotiate favorable terms on these third-party royalty contracts or that we will be able to generate sufficient royalty revenues to offset the additional costs associated with these contracts. If we are unable to do so, our cost of license revenues and cost of sales will increase, and our gross margins could be materially impacted, which would adversely affect our business, results of operations and financial condition.

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

Once we enter into a license agreement, it often takes eight to 12 months or longer, depending on the specific technical capabilities of the licensee and the complexity of the licensee’s product, for our licensees to develop commercially available products, if at all, on which we can begin to recognize license revenues. The process of persuading licensees to adopt our technology can be lengthy and, even if adopted, we cannot assure you that our technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. Due to these challenges, predicting when a new licensee will generate product royalty revenues, if at all, is difficult. If we invest management and engineering resources in a licensee but the licensee’s product is ultimately not introduced to market or is not well received by end users, our operating results would suffer. Even if a licensee’s product is introduced to market, the revenue recognition of royalties derived from sales of the product may be deferred to a later period, or may be recognized over an extended period, in accordance with U.S. generally accepted accounting principles.

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

If Palm Powered products do not effectively interoperate with software running on desktop, network servers and other computer hardware, the attractiveness and use of Palm OS could be adversely affected.

Palm Powered products depend upon effective interoperability with software running on personal computers and network servers to acquire and backup information. Interoperability with this other software can be affected by the design of the personal or network server operating environments, the device which incorporates Palm OS or Palm OS itself. For example, if Microsoft modified its desktop or server software products to make them incompatible with Palm OS, demand for Palm Powered devices would be significantly reduced, particularly among existing users of Microsoft products. If the desktop or network server interoperability of Palm OS devices is compromised in any way, the attractiveness and use of Palm OS would likely be adversely affected. As a result, our business, results of operations and financial condition would be seriously harmed.

The Palm OS platform and other software products may contain errors or defects, and may be vulnerable to computer viruses. Any or all of these could result in the rejection of our products and services and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

The Palm OS platform is complex and must meet stringent manufacturer and user requirements. We must develop our software products and services quickly to keep pace with the rapidly changing mobile information device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, particularly when first introduced or when new models or versions are released. These errors or defects may include vulnerability to computer viruses. For example, the 29A virus-writing group created the Duts and Cabir viruses to infect devices running Pocket PC and Symbian OS, respectively. While these viruses were developed as academic exercises rather than as serious attempts to spread malicious code across handheld computers, they demonstrate that the threat is real. Palm OS may not be free from errors or defects after commercial shipments by our licensees have begun, which could result in the rejection of products and services based on Palm OS, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty and indemnity claims, which could harm our business, results of operations and financial condition.

Third parties have claimed and may claim in the future that our products infringe their intellectual property; if these claims are successful, we could suffer significant litigation or licensing expenses or be prevented from licensing Palm OS to our licensees who sell Palm Powered products.

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, Xerox has filed suit against palmOne and us relating to the original version of Graffiti handwriting recognition software used in handheld computers using Palm OS, which is discussed in more detail above and in the section titled “Business—Legal Proceedings.” We may be added to the complaint by Xerox. If an injunction is obtained by Xerox, it could have a significant adverse impact on our operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. As part of our separation agreements, palmOne has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation, but palmOne is not required to indemnify us for any profits we lose as a result of the litigation. If we are not successful in the Xerox litigation and palmOne is unable to or does not indemnify us, or if any liability we are ruled to have to Xerox is outside the scope of palmOne’s indemnification obligations to us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses.

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

In addition, certain products or technologies acquired or developed by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the user of the applicable open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software because, among other reasons:

•	open source license terms may be ambiguous and may result in being subject to unanticipated obligations regarding our products and technologies;

•	competitors may have improved access to information that may help them develop competitive products;

•	open source software cannot be protected under trade secret law;

•	it may be difficult for us to accurately determine the origin of the open source code and whether the acquired open source software in fact infringes third party intellectual property rights; and

•	open source software potentially increases customer support costs because (i) such software typically does not contain warranties as to functionality or is not accompanied by any support offerings from the provider of such open source software and (ii) licensees can modify the software and potentially introduce errors.

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, among other things, and we cannot assure you that we will be successful in enforcement of, or defending ourselves against, intellectual property claims. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third-party copying or use. Unauthorized use by others of our proprietary rights could materially harm our business.

We currently intend to expand our international presence in countries that may not protect our intellectual property rights to the same extent as the laws of the United States, which may increase the risk of infringement of our intellectual property.

As part of our business strategy, we intend to expand our international presence by targeting countries with large populations and propensities for adopting new technologies including China, India and Brazil. However, many of the countries we are targeting do not prevent misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property that infringe our rights. Effective copyright, trademark and trade secret protections may be unenforceable, unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which our technology is licensed, or may in the near future be licensed, may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing on our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions and negatively impact our business.

We currently intend to establish engineering resources or to outsource engineering services or both outside of the United States in countries that may not protect our intellectual property and confidential information or the intellectual property or confidential information of our licensees or partners to the same extent as the laws of the United States. This may increase the risk of misappropriation or infringement of our intellectual property or confidential information, or the intellectual property or confidential information of our licensees or partners.

As part of our business strategy, we currently intend to establish engineering resources or to outsource engineering services or both in China and India. Effective patent, copyright, trademark and trade secret protections may be unavailable or limited in these countries. In particular, the laws of China or India may not protect our intellectual property rights and our confidential information or that of our licensees and partners to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent people or entities in these regions, including our employees and consultants or our competitors, from misappropriating or infringing on our intellectual property rights and confidential information or that of our licensees or partners, which could reduce our competitive advantage and ability to compete in our markets, cause us to incur substantial legal fees, expose us to liability to third parties, including our licensees and partners, result in strained relationships with or licensees and partners and otherwise negatively impact our business.

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

The proliferation of applications that run on Palm Powered products has largely been attributable to our extensive third-party developer community, which we continue to rely on for future application development. There are approximately 300,000 registrants in our Palm OS developer program which offers Palm OS developer tools, program, and support to enable the creation of software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, more than 20,000 software titles are available for Palm Powered products. There is no guarantee that third parties who have registered as developers have actually developed applications or will do so in the future. We must continue to provide support for developers and provide attractive incentives to encourage future Palm OS application development. For example, we do not have the resources to provide cash incentives to our developers, as some of our competitors do. If we are unable to retain our existing developer community and attract additional third-party developers, the availability of new software applications for Palm OS may be adversely affected, which could affect our ability to compete, lower the value of Palm Powered products to end users and affect our licensees’ ability to market our products and services, cause our operating results to fluctuate and adversely affect our business, results of operations and financial condition.

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

The development of a business relationship with a potential licensee can be a lengthy process, spanning 12 months or longer. The sales cycle often involves multiple divisions within a potential licensee’s organization and multiple layers of management, thus making our sales process relatively complicated and long. Additionally, negotiating the terms of a new license agreement can be a protracted process with no set timetable for completion. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement is difficult. In addition, once a prospect becomes a licensee, the licensee must then develop a product and, providing the product development efforts are successful, commence commercial shipment of the product. This product development and commercial shipment process by our licensees is often eight to 12 months or longer, depending upon the complexity of the product, the licensee’s experience with Palm OS, and other factors. Because of the length of time our licensees must spend to first develop, and then commence shipment of the product, the period before we receive revenue, if any, from a new licensee can be lengthy.

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

In recent quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our current and anticipated revenue base. These reductions have resulted in reallocations of employee duties, which could result in employee and contractor uncertainty. These and any future reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products and services in a timely fashion and negatively affect our business. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business objectives. We have initiated outsourcing of certain engineering projects and we expect to increase our level of outsourcing in the future. The outsourcing may make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products and services in a timely fashion and negatively affect our business.

We may not be able to successfully manage the growth and expansion of our business, which could have a material adverse effect on our business, results of operations and financial condition.

We plan to increase our scope of operations domestically and internationally. We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our technology and to remain competitive. In addition, the rapid rate of hiring new employees, including several key employees, could be disruptive and could adversely affect the efficiency of our research and development process. The rate of our future expansion, if any, in combination with the complexity of the technology involved in our licensing business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees. Additionally, we may be required to reorganize our managerial structure to more effectively respond to the needs of customers and other potential strategic partners. Given the small pool of potential licensees, the adverse effect resulting from a lack of effective management in any of these areas could be magnified. Inability to manage the expansion of our business could have a material adverse effect on our business, results of operations and financial condition. We historically used Palm’s operational and administrative infrastructure and may not be able to independently create an appropriate infrastructure to accommodate an expansion of the size of our operations. In addition, if we do not achieve the expected benefits from any expansion, our business, results of operations and financial condition will be harmed.

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

Within the last five years, Palm acquired and assigned to us assets of Be Incorporated, peanutpress.com, Inc., Actual Software, WeSync.com, Inc. and Smartcode Technologies SARL. We will evaluate other acquisition opportunities that could advance our objectives to penetrate the smart mobile device business or provide us with additional product or service offerings or additional industry expertise, as such opportunities arise. Acquisitions and the integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. In addition, if we issue stock as consideration in an acquisition, the ownership interests of our stockholders will be diluted. Acquisitions typically include a significant amount of goodwill and other intangible assets. If the value of this goodwill is impaired over time we may have to record significant charges against earnings. In addition, we have made and may make strategic venture investments in other companies. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position. For example, in fiscal years 2003 and 2004, we recorded an impairment charge of $3.2 million and $0.5 million, respectively, related to a private equity investment.

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

We are currently generating U.S. net operating losses and tax credits, which we are not able to utilize at this time. Substantial restrictions are imposed on the utilization of net operating losses and tax credit carryforwards if the equity ownership of a company changes such that more than 50% of its stock, measured over a three-year period, is transferred to one or more “5% shareholders” during the period. Therefore, our recent public offering and future equity transactions by us, including issuance of our stock in a merger or acquisition, may significantly limit our ability to use in the future net operating loss and tax credit carryforwards existing at the time of any ownership change. Since the limitation is based on a number of factors, we cannot determine the impact of such a limitation at this time, but if our ability to use net operating loss and tax credit carryforwards were substantially limited, it could harm our financial condition.

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

Our operations and those of our licensees, developers and customers are vulnerable to interruption by fire, flood, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. Our corporate headquarters are located in California, near major earthquake faults, and adjacent to a privately operated, natural gas-fueled cogeneration plant. In addition, we have a significant research and development operation in France, which could be impacted by nationwide service interruptions from time to time. A catastrophic event that results in the destruction of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result, our future operating results could be adversely affected. Our operations could also be negatively impacted by events such as outbreaks of infectious disease, for example the recent outbreak of Severe Acute Respiratory Syndrome and its negative effect on the Asian economy. The business interruption insurance under which we are covered may not be sufficient to compensate us fully for losses or damages that may occur as a result of these events, if at all. Any such losses or damages incurred by us could have a material adverse effect on our business.

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

Compliance with new rules and regulations concerning corporate governance may be costly and could harm our business.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations will increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending May 27, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

One or more of our foreign subsidiaries may hold a portion of our cash and cash equivalents. If we need additional cash to acquire assets or technology, or to support our operations in the United States, and if the currency policies of these foreign countries allow us, we may repatriate some of our cash from these foreign subsidiaries to the United States. Depending on our financial results and the financial results of our subsidiaries at the time that the cash is repatriated, we may incur additional income taxes from the repatriation, which could negatively affect our results of operations and financial position. In addition, if the currency policies of these foreign countries prohibit or limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

Risks Relating to Our Separation from Palm

Our historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of future results.

Our combined and consolidated financial statements prior to December 3, 2001 have been carved out from the consolidated financial statements of Palm using the historical results of operations and historical bases of the assets and liabilities of the PalmSource business that we comprise. Accordingly, the historical financial information that we have included in this report for periods prior to the distribution does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Palm did not account for us, and we were not operated, as a separate, stand-alone entity for most of the periods presented. Revenues from Palm were not recorded until December 3, 2001, the effective date of our software license agreement with Palm.

We have not made adjustments to our historical financial information to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Palm, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from palmOne and increased costs associated with being a publicly traded, stand-alone company.

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

We believe that our capital requirements will vary greatly from quarter to quarter, depending on, among other things, fluctuations in our operating results, financing activities, acquisitions and investments. In addition, we expect that general and administrative expenses will increase in the future due in part to operating as a public company. In particular, as a result of the distribution, we have a large stockholder base and expect to incur significant costs associated with routine stockholder communications, in addition to the potentially significant legal and regulatory compliance cost associated with being a public company. We may require, or choose to obtain, additional debt or equity financing to finance acquisitions or other investments in our business. We may also require additional financing if our operating and working capital requirements vary materially from those currently planned. Future equity financings would be dilutive to the ownership interests of existing holders of our common stock. Future debt financings could involve unfavorable interest rates and/or restrictive covenants and would require us to use our future cash to make principal and interest payments. If we require additional financing and are unable to obtain it under reasonable terms or at all, we may be required to sell assets or significantly reduce costs, which could reduce our ability to develop new products, respond to new market opportunities or compete in the marketplace. If we cannot sufficiently reduce costs, we may not be able to finance future operations or service our debt obligations.

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

In connection with the distribution, Palm received a private letter ruling from the Internal Revenue Service, or IRS, to the effect that the distribution of our shares of common stock by Palm to its stockholders in October 2003 would not be taxable to Palm or its stockholders. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts changed after the issuance of the ruling and before the distribution, in the opinion of palmOne’s tax counsel, these changes did not adversely affect the validity of the private ruling. Notwithstanding the receipt of the ruling and the opinion of counsel described above, the PalmSource stock distribution may nonetheless result in significant taxable gain to

palmOne under Section 355(e) of the Internal Revenue Code, or the Code, if 50% or more of the stock of palmOne or our stock is acquired as part of a plan or series of related transactions that include the PalmSource stock distribution.

Under the tax sharing agreement between Palm and us, we would be required to indemnify palmOne if the sale or transfer of our stock (pursuant to a public offering or otherwise during periods before and/or after the distribution) causes the distribution of our stock in October 2003 to be taxable to palmOne. In such event, the amount of taxable gain would be based on the fair market value of our stock at the time it was distributed to the Palm stockholders. Our recent public offering completed in April 2004 did not trigger any tax liabilities to palmOne pursuant to Section 355(e) for which we would have any indemnity obligations. However, in order to avoid triggering this tax indemnity obligation in the future, we will be limited in our ability to issue our stock in other public offerings, and possibly in certain other circumstances. The rules under Section 355(e) are quite complex and subject to significant uncertainty. Although we will monitor our subsequent stock offerings in an effort to avoid triggering this potential tax liability, there can be no assurance that the IRS will not take the position that this offering, in combination with certain other stock offerings or transfers that have been made, or may in the future be made, is sufficient to trigger taxable gain to palmOne under Section 355(e) with respect to the October 2003 distribution of our stock. If such a claim were successfully pursued by the IRS, our indemnity obligation to palmOne under the tax sharing agreement could be quite substantial, and we may not have sufficient cash or other assets to satisfy our contractual obligation.

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

To avoid triggering taxable gain for palmOne pursuant to Section 355(e) of the Code for which we would be liable, we may be limited in the amount of stock we issue in subsequent public offerings. This could seriously restrict our ability to access the public markets to raise additional equity capital in the future at a time when such access would be beneficial to us. These same concerns would also limit our ability to use our stock as consideration to effect any acquisition or business combination, or to engage in a private offering of our stock, in circumstances where substantial negotiations regarding such transaction, or a similar transaction, commenced prior to the October 2003 distribution of our stock. Because no such negotiations occurred prior to the October 2003 distribution of our stock, however, we do not believe these particular tax provisions will materially adversely affect our ability to use our stock to effect acquisitions or business combinations, or to engage in a private offering of our stock, in the future. However, we cannot assure you that the Internal Revenue Service will not take a contrary position.

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

Some of our directors and officers own shares of palmOne common stock and options to purchase shares of palmOne common stock. In addition some directors and officers of palmOne own shares of our common stock as a result of the distribution. Ownership of shares of palmOne common stock by our directors and officers, ownership of shares of our common stock by palmOne’s directors and officers and/or having directors serve as directors of both companies now that we have been separated from palmOne could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for palmOne and us. Currently, one of our directors, Eric Benhamou, is the chairman of our board of directors and is also a director and the chairman of palmOne’s board of directors. In addition, one of our directors, Satjiv Chahil, has entered into a consulting agreement with us, and was recently employed by, and is a consultant to, palmOne. Mr. Benhamou has announced his intention to resign from our Board after our annual stockholder meeting in October 2004 and Mr. Chahil will not stand for re-election at that meeting. Another of our directors, Robert Finocchio, has a sister who was until recently an executive officer of Palm.

Under the rules and regulations of Nasdaq and the Securities and Exchange Commission relating to the composition of audit committees of boards of directors, our audit committee must consist entirely of independent members of our Board of Directors. However, the Board of Directors may, under exceptional and limited circumstances, appoint one member of the audit committee who is not independent if the Board of Directors determines such appointment is in our best interest and in the best interest of our stockholders; provided that the member is not a current officer, employee or family member of any officer or employee of ours. Our audit committee members are Robert Finocchio (Chairperson), John Shoven and Betsy Rafael. Robert Finocchio is not an independent director because his sister was until recently an executive officer of Palm. Our Board of Directors has determined that it is in our best interest and in the best interest of our stockholders to have Mr. Finocchio serve on the audit committee. Ms. Rafael will be appointed to serve as Chairperson after the annual stockholder meeting.

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

Risks Relating to the Stock Market

Our stock price may continue to be volatile.

Our common stock has experienced substantial price volatility, including as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom are compensated in part based on the performance of our stock price.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We currently maintain an investment portfolio of cash equivalents, short-term and long-term investments primarily in government obligations and money market funds. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase substantially. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10% from levels at May 31, 2004 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.3 million as of May 31, 2004, due to decline in the value of the entity that we determined to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience further declines in the value of our investment or even lose the entire value of the investment.

Item 8. Financial Statements and Supplementary Data

Index to Combined and Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PalmSource, Inc.:

In our opinion, the combined and consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PalmSource, Inc. and its subsidiaries at May 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related combined and consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company was historically integrated with the businesses of Palm, Inc. through December 3, 2001 and, consequently, as indicated in Note 1, the combined and consolidated financial statements for that period have been derived from the consolidated financial statements and accounting records of Palm Inc. and reflect significant assumptions and allocations. Accordingly, the combined and consolidated financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone Company.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 19, 2004

PALMSOURCE, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended May 31,
	2002	2003	2004
Revenues:
Related party license and royalty	$22,685	$49,066	$24,927
Third-party license and royalty	19,485	18,379	42,563

Total license and royalty	42,170	67,445	67,490
Related party support and service	997	1,473	605
Third-party support and service	1,783	4,496	5,022

Total support and service	2,780	5,969	5,627

Total revenues	44,950	73,414	73,117

Cost of revenues:
License and royalty	8,482	7,539	4,038
Support and service	2,121	2,682	2,136

Total cost of revenues	10,603	10,221	6,174

Gross margin	34,347	63,193	66,943

Operating expenses:
Research and development	49,587	39,795	33,885
Sales and marketing	19,309	17,187	19,381
General and administrative	12,779	12,794	19,446
Amortization of intangibles	310	411	163
Restructuring charges	1,992	2,188	—
Separation costs	519	5,024	6,867

Total operating expenses	84,496	77,399	79,742

Loss from operations	(50,149)	(14,206)	(12,799)
Interest expense	(256)	(507)	(654)
Interest and other income (expense), net	(421)	(4,627)	(264)

Loss before income taxes	(50,826)	(19,340)	(13,717)
Income tax provision	421	2,420	1,530

Net loss	$(51,247)	$(21,760)	$(15,247)

Basic and diluted net loss per share	$(5.12)	$(2.18)	$(1.40)

Shares used in computing basic and diluted net loss per share	10,000	10,000	10,878

The accompanying notes are an integral part of these combined and consolidated financial statements.

PALMSOURCE, INC.

COMBINED AND CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	May 31, 2003	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$37,465	$45,144
Short-term investments	—	25,057
Receivables from related parties	5,132	—
Accounts receivable, net of allowance of $0 and $100, respectively	583	6,038
Prepaids and other	1,305	2,214

Total current assets	44,485	78,363
Restricted investments	1,671	1,680
Property and equipment, net	3,419	2,281
Goodwill	52,845	52,845
Intangible assets, net	976	111
Long-term investments	—	16,733
Other assets	1,211	779

Total assets	$104,607	$152,792

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,868	$2,494
Payable to Palm, Inc.	1,911	—
Deferred revenue	9,392	8,296
Accrued restructuring	349	—
Other accrued liabilities	9,215	7,625

Total current liabilities	23,735	18,415
Non-current liabilities:
Note payable to Palm Inc., including accrued interest	20,744	—
Deferred revenue and other	13,848	10,386
Long-term convertible subordinated note	—	15,000

Commitments and contingencies (Notes 7 and 13)
Series A redeemable convertible preferred stock 10,000 shares authorized; outstanding: 3,333 and none, respectively	20,000	—
Stockholders’ equity:
Preferred stock, $.001 par value, authorized: 40,000 shares; none outstanding	—	—
Common stock, $.001 par value, authorized: 950,000 shares; outstanding: 10,000 and 15,103 shares, respectively	10	15
Additional paid-in capital	61,939	165,835
Accumulated other comprehensive income	448	259
Unearned stock-based compensation	—	(5,754)
Accumulated deficit	(36,117)	(51,364)

Total stockholders’ equity	26,280	108,991

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$104,607	$152,792

The accompanying notes are an integral part of these combined and consolidated financial statements.

PALMSOURCE, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Palm, Inc. Net Investment (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Stock-Based Compensation	Total
	Shares	Amount
Balances, May 31, 2001	—	$—	$—	$29,994	$—	$(383)	$—	$29,611
Components of comprehensive loss:
Net loss	—	—	—	(36,890)	(14,357)	—	—	(51,247)
Net unrealized gain (loss) on available for sale investment	—	—	—	—	—	(38)	—	(38)
Recognized loss included in earnings	—	—	—	—	—	64	—	64
Cumulative translation adjustments	—	—	—	—	—	172	—	172

Total comprehensive loss	—	—	—	—	—	—	—	(51,049)
Transfer of net assets from Palm, Inc. related to business acquisition	—	—	—	11,000	—	—	—	11,000
Transfer of stock-based compensation from Palm, Inc.	—	—	321	322	—	—	—	643
Net transfers from Palm, Inc.	—	—	7,024	19,952	—	—	—	26,976
Recapitalization and issuance of Class C common stock, net	10,000	10	24,368	(24,378)	—	—	—	—
Capital contribution by Palm, Inc.	—	—	31,118	—	—	—	—	31,118

Balances, May 31, 2002	10,000	10	62,831	—	(14,357)	(185)	—	48,299
Components of comprehensive loss:
Net loss	—	—	—	—	(21,760)	—	—	(21,760)
Net unrecognized gain (loss) on available for sale investment	—	—	—	—	—	29	—	29
Cumulative translation adjustments	—	—	—	—	—	604	—	604

Total comprehensive loss	—	—	—	—	—	—	—	(21,127)
Transfer of stock-based compensation from Palm, Inc.	—	—	546	—	—	—	—	546
Net transfers from Palm, Inc.	—	—	1,484	—	—	—		1,484
Distribution to Palm, Inc.	—	—	(2,922)	—	—	—	—	(2,922)

Balances, May 31, 2003	10,000	10	61,939	—	(36,117)	448	—	26,280
Components of comprehensive loss:
Net loss	—	—	—	—	(15,247)	—	—	(15,247)
Net unrealized gain (loss) on available-for-sale investment	—	—	—	—	—	(247)	—	(247)
Cumulative translation adjustments	—	—	—	—	—	58	—	58

Total comprehensive loss	—	—	—	—	—	—	—	(15,436)
Restricted stock grants	958	1	14,886	—	—	—	(14,887)	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	9,133	9,133
Transfer of stock-based compensation from Palm, Inc.	—	—	(14)	—	—	—	—	(14)
Conversion of Series A redeemable convertible preferred stock	667	1	19,999	—	—	—	—	20,000
Issuance of long-term convertible subordinated note	—	—	(15,000)	—	—	—	—	(15,000)
Capital contribution by Palm, Inc.	—	—	26,000	—	—	—	—	26,000
Stock issued under employee stock purchase plan	28	—	438	—	—	—	—	438
Net proceeds from public offering of common stock	3,450	3	57,433	—	—	—	—	57,436
Net transfers from Palm, Inc.	—	—	154	—	—	—	—	154

Balances, May 31, 2004	15,103	$15	$165,835	—	$(51,364)	$259	$(5,754)	$108,991

The accompanying notes are an integral part of these combined and consolidated financial statements.

PALMSOURCE, INC.

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended May 31,
	2002	2003	2004
Cash flows from operating activities:
Net loss	$(51,247)	$(21,760)	$(15,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,626	7,122	2,409
Stock-based compensation transferred from Palm, Inc.	643	546	(14)
Stock-based compensation expense	—	—	9,133
Deferred income taxes	412	350	1,216
Loss on disposal of equipment	301	148	—
Impairment of equity investment recorded at cost	—	3,206	483
Changes in assets and liabilities, net of effect of acquisitions:
Receivable from related parties	(6,645)	1,513	5,132
Accounts receivable	(457)	545	(5,455)
Prepaids and other	(1,820)	457	(894)
Accounts payable	(2,388)	101	(519)
Payable to Palm, Inc.	5,751	(3,840)	(1,911)
Deferred revenue	4,545	(634)	(5,532)
Accrued restructuring	303	(1,446)	(349)
Other accrued liabilities	(2,392)	4,779	(2,991)

Net cash used in operating activities	(45,368)	(8,913)	(14,539)

Cash flows from investing activities:
Purchase of property and equipment	(1,042)	(3,275)	(786)
Proceeds from sale of assets	—	—	386
Purchase of investments	—	—	(42,037)
Purchases of restricted investments	(1,551)	(120)	—

Net cash used in investing activities	(2,593)	(3,395)	(42,437)

Cash flows from financing activities:
Net cash transfers from Palm, Inc.	26,976	1,484	6,000
Capital contributions from (distribution to) Palm, Inc.	31,118	(2,922)	—
Net proceeds from public offering	—	—	58,684
Public offering expenses	—	—	(538)
Stock issuance under employee stock purchase plan	—	—	438
Sale of Series A redeemable convertible preferred stock	—	20,000	—
Note payable to Palm, Inc.	20,000	—	—
Other, net	204	499	—

Net cash provided by financing activities	78,298	19,061	64,584

Effect of exchange rate changes on cash	(32)	24	71
Change in cash and cash equivalents	30,305	6,777	7,679
Cash and cash equivalents, beginning of period	383	30,688	37,465

Cash and cash equivalents, end of period	$30,688	$37,465	$45,144

Other cash flow information:

Cash paid for income taxes	$23	$1,995	$11

Supplemental disclosure of non-cash activities:

Transfer of net assets from Palm, Inc. related to business acquisitions	$11,000	$—	$—
Contribution of note payable to Palm, Inc.	$—	$—	$20,000
Conversion of Series A redeemable convertible preferred stock to common stocks	$—	$—	$(20,000)
Assumption of convertible subordinated note	$—	$—	$(15,000)

The accompanying notes are an integral part of these combined and consolidated financial statements.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

On August 27, 2001, Palm, Inc. (“Palm”) announced its plan to form a wholly owned subsidiary to own and operate Palm’s operating system platform and licensing business, subsequently named PalmSource, Inc. (“PalmSource” or the “Company”). PalmSource develops and licenses operating system software, personal information management applications and software development tools for mobile information devices. PalmSource targets device manufacturers, as well as developers, enterprises and consumers with its Palm operating system, or Palm OS. PalmSource’s product offerings include Palm OS, Palm Digital Media and services and support. In August 2003, the Palm Digital Media product line was sold to PalmGear, Inc. (“PalmGear”). For additional information on the PalmGear transaction, see Note 3, Acquisitions and Dispositions.

In December 2001, PalmSource was incorporated in Delaware as a wholly owned subsidiary of Palm, and as of December 3, 2001, authorized and issued 50,000 shares of Series A preferred stock to Palm in exchange for the assignment to PalmSource of certain of Palm’s assets and liabilities, including intellectual property. Effective May 9, 2002, PalmSource’s board of directors authorized a re-capitalization of the authorized and outstanding Series A preferred stock into common stock and a simultaneous 1,000-for-1 stock split, resulting in 50,000,000 shares of PalmSource common stock issued and outstanding and owned by Palm which was later re-capitalized as 10,000,000 shares of common stock via a one for five reverse stock split. The one for five reverse stock split was approved by the Company’s board of directors on June 30, 2003 and became effective on September 22, 2003. Shares outstanding and net loss per share have been adjusted for periods presented prior to the effective date.

In December 2001, Palm and PalmSource entered into a Master Separation and Distribution Agreement, as amended June 3, 2003, (the “Separation Agreement”) under which Palm transferred to PalmSource at December 3, 2001, the date of legal separation (the “Separation Date”), substantially all of the assets and liabilities of Palm’s operating system and software business except for the Palm brands, trademarks and certain other related intellectual property which were transferred at a later date. (See Note 14, Transactions with Palm.)

On October 7, 2002, Sony Corporation of America (“Sony”) invested $20.0 million in PalmSource, purchasing 3,333,333 shares of the Company’s Series A redeemable convertible preferred stock. The shares of the preferred stock were automatically converted into 666,666 shares of the Company’s common stock immediately prior to the October 28, 2003 distribution of PalmSource common stock by Palm to Palm’s stockholders.

On October 28, 2003 (the “distribution date”), Palm stockholders approved the PalmSource distribution from Palm and Palm distributed all of the outstanding shares of PalmSource’s common stock owned by Palm to Palm’s stockholders on a pro-rata basis. At the same time as the distribution, Palm acquired Handspring, Inc. and the combined entity changed its name to palmOne, Inc.

Palm sells devices that incorporate PalmSource software to its customers under the terms of a Software License Agreement, as amended, (the “Software License Agreement”). Under the terms of this agreement, PalmSource has granted Palm certain rights to use, produce, grant end user sublicenses and distribute certain software for the period December 3, 2001 to December 3, 2006, and may be renewed by mutual written consent. PalmSource receives license and royalty fees based upon the shipment of Palm’s products, which incorporate PalmSource software or on distribution by Palm of PalmSource software, subject to minimum annual commitments of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring December 3, 2006. PalmSource also receives fees for support and services. For periods

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to December 3, 2001, there is no revenue recorded from Palm, as the Software License Agreement was not effective until December 3, 2001. However, costs were incurred during these periods as the Company was supporting Palm. (See Note 14, Transactions with Palm.)

The combined and consolidated financial statements of PalmSource reflect the results of operations, financial position, changes in stockholders’ equity and cash flows applicable to the Company and its subsidiaries, after elimination of intercompany transactions. The combined financial statements of PalmSource are derived from the historic books and records of Palm through the separate date, December 3, 2001, using Palm’s historical bases in the assets and liabilities and the historical results of operations of the Palm OS platform and licensing business. Changes in stockholders’ equity represent Palm’s transfer of its net investment in PalmSource, after giving effect to the net loss of PalmSource plus net cash transfers and other transfers to and from Palm. Subsequent to the Separation Date, the Company has relied on Palm for administrative, management and other services and is billed by Palm for these services. PalmSource’s reliance on Palm (a licensee of PalmSource) for such services has gradually declined as PalmSource has established its own independent systems and infrastructure for administration, management and other services. The financial information included herein may not reflect the combined and consolidated financial position, results of operations, changes in stockholders’ equity and cash flows of PalmSource in the future or what they would have been had PalmSource been a separate stand-alone entity during the periods presented.

The combined and consolidated financial statements include allocations of certain Palm expenses, including centralized legal, accounting, treasury, real estate, information technology and other Palm corporate services and infrastructure costs. The expense allocations have been determined on the bases that Palm and PalmSource considered to be reasonable reflections of the utilization of services provided or the benefit received by PalmSource.

Prior to the distribution, related party revenues in the combined and consolidated financial statements included revenues from Palm and Sony, a PalmSource stockholder. Subsequent to the distribution, related party revenues, cost of revenues and accounts receivable in the combined and consolidated financial statements only included those from Sony. The majority of the Company’s cost of revenues is of a fixed nature, either amortization of intangibles or term license fees paid to technology vendors recognized ratably, and are not directly related or allocable to either third party or related party revenues. The Company incurred separately identifiable costs directly associated with related party professional services revenue of $0.2 million, $0.3 million and $23,000 for the years ended May 31, 2002, 2003 and 2004, respectively.

Note 2. Significant Accounting Policies

Fiscal Year

PalmSource’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2002, 2003 and 2004 each contained 52 weeks. PalmSource’s fiscal quarters end on a Friday and are generally thirteen weeks in length. For presentation purposes, the periods have been presented as ending on May 31.

Use of Estimates in the Preparation of Combined and Consolidated Financial Statements

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in PalmSource’s combined and consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, allocations from Palm, goodwill impairments, loss contingencies, restructuring and income taxes. Actual results could differ from these estimates.

Principles of Combination and Consolidation

The combined financial statements of the Company have been prepared using Palm’s historical bases in the assets and liabilities and the historical results of operations of Palm’s OS platform and licensing business, except for the accounting for income taxes on a separate return basis. No revenues from Palm have been recorded prior to December 3, 2001, the effective date of the software license agreement between PalmSource and Palm. The consolidated financial statements include the accounts of PalmSource and its subsidiaries from the Separation Date. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents comprise money market accounts and highly liquid debt investments acquired with remaining maturities of three months or less at the time of purchase. Prior to the Separation Date, cash receipts associated with PalmSource’s business were collected by Palm, and Palm funded PalmSource’s disbursements with net transfers being recorded as contributions or distributions in the Palm net investment account. Subsequent to the Separation Date, PalmSource maintains its own cash and cash equivalents. (See Note 14, Transactions with Palm.)

Short-term and Long-Term Investments

Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. PalmSource accounts for its investments, including money market funds, U.S. government and agency obligations and other debt securities, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” PalmSource determines the appropriate classification of its investments at the time all of purchase and re-evaluates such classification at each balance sheet date. PalmSource has classified all of its investments as available-for-sale and carries such investments at fair value, with unrealized gains and losses reported in the accumulated other comprehensive income (loss) component of stockholders’ equity until disposition. The cost of securities sold is based on the specific identification method. These investments are maintained with several financial institutions.

Concentration of Credit Risk

Financial instruments, which potentially subject PalmSource to significant concentrations of credit risk, consist principally of accounts receivable. Sales to customers are predominately denominated in U.S. dollars. While a significant portion of PalmSource’s accounts receivable is concentrated with a few customers as shown below, generally credit risk is mitigated on the basis that the Company’s customer base is comprised of well-established companies. PalmSource generally sells on open account and performs periodic credit evaluations of its customers’ financial condition. The Company has historically not experienced significant losses from its accounts receivable. There is no allowance for doubtful accounts at May 31, 2002 and 2003. The allowance for doubtful accounts was $0.1 million at May 31, 2004.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following individual customers accounted for 10% or more of total revenues for the fiscal periods ended:

	Year Ended May 31,
	2002	2003	2004
Palm and palmOne	41%	54%	53%
Handspring	22%	9%	5%
Sony	12%	15%	11%

Receivables from related parties in the combined and consolidated financial statements at May 31, 2003 included receivables from Palm and Sony. The outstanding receivable from Palm/palmOne was $5.1 million and $5.2 million at May 31, 2003 and 2004, respectively. The outstanding receivable from Sony was $0.1 million and $0 at May 31, 2003 and 2004, respectively.

The following individual customers accounted for 10% or more of gross accounts receivable at:

	May 31, 2003	May 31, 2004
Acer	11%	—
Group Sense PDA Ltd.	11%	1%
Handera	11%	—
Hunetec	11%	1%
Portable Innovation Technology	19%	1%
Spontaneous Technology	18%	—

Restricted Investments

Restricted investments consist of U.S. government obligations and certificates of deposit with maturities of three months or less. These investments serve primarily as collateral for certain leases and are restricted as to withdrawal. Restricted investments are held in brokerage accounts in PalmSource’s name.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Costs related to internal use software are capitalized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalized $1.8 million and $0.7 million related to internal use software during the year ended May 31, 2003 and 2004, respectively. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (generally three to five years).

Goodwill

Goodwill represents the excess of purchase price over fair value of tangible and intangible assets acquired in an acquisition. PalmSource adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets on June 1, 2001, and upon adoption, reclassified acquired workforce to goodwill and ceased amortization of goodwill. PalmSource evaluates the recoverability of goodwill annually, or more frequently if there are indicators such assets may be impaired. The impairment review involves comparing the reporting unit’s fair value to its carrying value. If the unit’s fair value exceeds the carrying value, no further work would be performed and no impairment charge would be necessary. If the unit’s carrying value exceeds the unit’s

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value, an allocation of the fair value of the reporting unit to the identifiable tangible and non-goodwill intangible assets and liabilities is needed. This would derive an implied fair value for the reporting unit’s goodwill, which is compared with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the goodwill, an impairment loss would be recognized for the excess.

Long Lived Assets

Long lived assets, including identifiable intangible assets and property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable based on the estimated undiscounted future cash flows resulting from the use of the assets and its eventual disposition. When any such impairment exists, the related assets are written down to fair value.

Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from six months to three years.

Software Development Costs

Costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional development costs would be capitalized in accordance with SFAS No. 86, Computer Software To Be Sold, Leased, or Otherwise Marketed. PalmSource believes its current process for developing software is essentially completed concurrent with the product launch; accordingly, no costs have been capitalized to date.

Equity Investments

Investments in equity securities with readily available fair values are classified as available-for-sale and recorded at cost with subsequent unrealized gains or losses included as a component of other comprehensive income (loss). Investments in equity securities whose fair values are not readily available and for whom PalmSource does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded at cost. PalmSource evaluates its investments in equity securities on a regular basis and records an impairment charge to interest and other income (expense) when the decline in the fair value below the cost basis is judged to be other-than-temporary. For these investments, management reviews the company’s cash position, recent financing activities, financing needs, earnings/revenue trends, operational performance, management/ownership changes and competition to determine whether a decline in fair value is other than temporary. At May 31, 2003 and 2004, PalmSource had one investment in a privately held company with a fair value of $0.8 million and $0.3 million, respectively, included in other assets. The Company recognized a charge of $3.2 million during the year ended May 31, 2003 and $0.5 million during the year ended May 31, 2004 for an other-than-temporary impairment of this investment.

Palm, Inc. Net Investment (Deficit)

Palm net investment (deficit) represents Palm’s cumulative net cash and net asset transfers to PalmSource. That portion of receivable from related parties applicable to Palm represents the uncollected amount due to PalmSource principally for royalties due under the terms of the software license agreement with Palm and for professional services provided to Palm. Payable to Palm represents the net amount due to Palm for centralized legal, accounting, treasury, real estate, information technology and other Palm corporate services and infrastructure costs.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenue recognition policy is in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. When contracts contain multiple elements, wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Arrangements. Vendor specific objective evidence of fair value is determined based on the price charged when the same element is sold separately or the contractually stated substantive renewal rate. License and royalty revenue consists principally of revenue earned under software license agreements with manufacturers of hand-held devices. License and royalty revenue is recognized when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues are generally recognized on a per-unit or net sales basis in the period information is reported by licensees, generally the month or quarter subsequent to the period of sale by the licensee. Upfront license fees from subscription license agreements are generally recognized ratably over the term of the subscription period. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific objective evidence of fair value does not exist, the entire fee is recognized ratably over the term of the arrangement. Arrangements generally do not allow for product returns and PalmSource has no history of product returns. Accordingly, no allowance for returns has been provided. Revenue from minimum commitment and other arrangements payable on extended payment terms are recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights for which sufficient vendor specific objective evidence of fair value does not exist, revenue is deferred until the specified upgrade has been delivered.

Support and service revenue consists primarily of fees for providing unspecified software updates when and if available and technical support for software products. Support revenue is deferred and recognized ratably over the term of the agreement. Service revenue consists primarily of fees received for providing product development, engineering services, consulting and training to licensees and, to a lesser extent, to third-party application developers. Service revenue is generally billed on a time-and-materials basis, and revenue is generally recognized as the services are performed.

PalmSource has recognized license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees from Palm since December 3, 2001, the effective date of the software license agreement with Palm.

Advertising

Advertising costs consist of direct expenses and allocations from Palm, are expensed as incurred and were $0.3 million, $1.8 million and $4.5 million for fiscal years 2002, 2003 and 2004, respectively.

Restructuring Costs

Effective for calendar year 2003, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes Emerging Issues Task Force Issue (“EITF”) No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), PalmSource records liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Prior to calendar year 2003, in accordance with EITF No. 94-3, the Company accrued for restructuring costs on commitment to a firm exit plan that specifically identified

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

all significant actions to be taken. PalmSource records initial restructuring charges based on assumptions and related estimates it deems appropriate for the economic environment at the time these estimates are made. PalmSource reassesses restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities, and records new restructuring accruals as liabilities are incurred.

Separation Costs

Separation costs consist of costs related to the separation of PalmSource from Palm and the proposed distribution of the outstanding shares of PalmSource’s common stock to Palm’s stockholders, such as consulting and professional fees.

Income Taxes

For periods prior to the Separation Date until the distribution on October 28, 2003, PalmSource’s operating results have been included in Palm’s consolidated U.S. income tax return and consolidated, combined or unitary state income tax returns and in tax returns of certain foreign subsidiaries. The provision for income taxes in PalmSource’s combined and consolidated financial statements has been determined, prior to separation, on a separate-return basis and post separation, on a stand-alone filing basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by the Company. Prior to July 27, 2000, Palm’s operating results were included in certain 3Com-consolidated U.S., state, and foreign income tax returns. Income tax provision, for the years presented, consists principally of non U.S. withholding taxes and research and development credits in France.

Foreign Currency Translation

For foreign subsidiaries with their local currency as their functional currency, assets and liabilities are translated to U.S. dollars, at year-end exchange rates as of the balance sheet date, and revenues, expenses, gains and loses are translated at average exchange rates during the year. Resulting foreign currency translation adjustments are included as a component of other comprehensive income (loss).

For PalmSource entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are translated to U.S. dollars at the year-end exchange rates except for non-monetary balance sheet items, which are translated at historical exchange rates. Gains or losses resulting from foreign currency translation of $0.1 million, $0.4 million and $0.1 million in fiscal years 2002, 2003 and 2004, respectively, are included in interest and other income (expense) in the combined and consolidated statements of operations.

Stock-Based Compensation

PalmSource employees participate in Palm and PalmSource employee stock plans, which are described more fully in Note 9, Stockholders’ Equity. The Company accounts for activity under its stock plans using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25) and has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. PalmSource accounts for stock-based compensation relating to equity instruments based on the fair value of options or warrants estimated using the

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Black-Scholes option valuation model on the date of grant and re-measured until the measurement date in compliance with the EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is amortized using the multiple option approach in compliance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Under APB No. 25, the Company generally recognizes no compensation expense with respect to shares issued under Palm’s employee stock purchase plan and options granted to PalmSource employees under Palm’s and PalmSource’s stock option plans, collectively called “options.” Concurrently, the Palm and PalmSource stock option plans also allows for the issuance of restricted stock awards, under which shares of Palm and PalmSource common stock are issued at par value to key PalmSource employees, subject to vesting restrictions, and for which compensation expense equal to the fair market value on the date of the grant is amortized over the vesting period.

Pursuant to FIN No. 44, options assumed in a purchase business combination are valued at the date of acquisition at their fair value calculated using the Black-Scholes option valuation model. The fair value of the assumed options is included as part of the purchase price. The intrinsic value attributable to the unvested options is recorded as unearned stock-based compensation and amortized over the remaining vesting period of the related options. Options assumed by Palm related to the business combination made on behalf of PalmSource subsequent to July 1, 2000 (the effective date of FIN No. 44) have been accounted for pursuant to FIN No. 44 and reflected in the financial statements of PalmSource as a component of net assets transferred from Palm related to business acquisitions. Subsequent amortization of deferred stock-based compensation by Palm has been reflected in the financial statements of PalmSource as transfer of stock-based compensation from Palm and included in the operating results of PalmSource.

The following table illustrates the effect on net loss and net loss per share if PalmSource had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant as prescribed by SFAS No. 123. For the purposes of this disclosure, the estimated fair value of the options and restricted stock are assumed to be amortized to expense over the vesting periods, using the multiple option approach.

	Year Ended May 31,
	2002	2003	2004
Net loss, as reported	$(51,247)	$(21,760)	$(15,247)
Add: Stock-based compensation included in reported net loss	1,800	1,597	9,143
Less: Stock-based compensation expense determined under fair value method for all awards	(22,289)	(10,931)	(12,690)

Pro forma net loss	$(71,736)	$(31,094)	$(18,794)

Net loss per share, as reported—basic and diluted	$(5.12)	$(2.18)	$(1.40)

Pro forma net loss per share—basic and diluted	$(7.17)	$(3.11)	$(1.73)

SFAS No. 123 allows the use of option valuation models that were not developed for use in valuing employee stock options. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because options held by PalmSource employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options. See Note 9, Stockholders’ Equity, for a discussion of the assumptions used in the option valuation model and estimated fair value for employee stock options.

Net Loss Per Share

For periods prior to the distribution of all of the outstanding shares of PalmSource’s common stock owned by Palm to Palm’s stockholders on October 28, 2003, basic and diluted net loss per share amounts have been computed by dividing the net loss for the period by the 10,000,000 shares of PalmSource common stock outstanding after the incorporation of PalmSource in Delaware, adjusted for the re-capitalization of the authorized and outstanding Series A preferred stock into Class C Common Stock, the 1,000-for-1 conversion of the PalmSource common stock held by Palm and the one for five reverse stock split. (See Note 1, Background and Basis of Presentation.)

Basic net loss per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share is calculated based on the weighted average shares of common stock outstanding and shares of common stock equivalents. Common stock equivalents consist of stock options and common stock subject to repurchase, calculated using the treasury stock method, and convertible preferred stock, calculated using the if-converted method. Diluted net loss per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. The following potential common stock equivalents, stock options and outstanding shares of convertible preferred stock and restricted stock were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ended May 31, 2002, 2003 and 2004 of 0, 431,000 and 749,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss plus net unrealized gain (loss) on investments and accumulated foreign currency translation adjustments.

Effects of Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. The consolidation requirements of FIN No. 46 are effective immediately for VIEs created after January 31, 2003. The consolidation requirements for older VIEs are effective for financial statements of interim or annual periods beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 for older VIEs to the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements are effective for all financial statements issued after January 31, 2003, regardless of when the VIE was established. The adoption of FIN No. 46 did not have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial net investment meets the characteristic of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of an underlying to conform it to language used in FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for PalmSource is the second quarter of fiscal year 2004. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

Note 3. Acquisitions and Dispositions

Acquisitions

During the second quarter of fiscal year 2002, Palm completed its purchase of specified assets of Be Incorporated (“Be”), including substantially all of Be’s intellectual property and other technology assets. The assets acquired were assumed to have been contributed to the Company by Palm at the date of acquisition. Be was a provider of software solutions designed specifically for Internet appliances and digital media. In addition to the asset purchase, Palm hired a substantial majority of Be’s engineers to work for the PalmSource business. Potential benefits of the acquisition include the possibility of integrating Be’s operating system technology into future versions of the Palm OS to provide greater Internet, communications and multimedia capability. The total purchase price of $12.2 million consisted of $11.0 million of Palm common stock (205,223 shares issued, as adjusted for Palm’s October 2002, 1-for-20 reverse stock split) and $1.2 million of direct transaction costs. The transaction was accounted for as a purchase pursuant to SFAS No. 141, Business Combinations. Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, goodwill related to the acquisition is not amortized and will be tested at least annually for impairment. The goodwill for the Be acquisition is deductible for tax purposes. The consolidated financial statements include the operating results of the business from the date of acquisition. Pro forma results of operations have been presented below as if this acquisition had occurred at the beginning of the year ended May 31, 2001.

The purchase price was allocated based on a valuation, using a discounted cash flow approach, of purchased core technology, and non-compete covenants, as follows (in thousands):

Be
Core technology	$800
Non-compete covenants	780
Assembled workforce	—
Publisher relationships	—
Purchased in-process technology	—
Net tangible assets (including cash acquired and retained by Palm of $0, $0, and $106, respectively)	—
Deferred stock-based compensation	—
Goodwill	10,570

Purchase price	$12,150

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The historical results of PalmSource for fiscal year 2002 and the preacquisition period during five and half months ended November 12, 2001 for Be have been combined for purposes of presenting these unaudited pro forma results of operations. (In thousands, except per share data):

Year Ended May 31, 2002
(Pro Forma/ Unaudited)
Revenue	$44,950
Net loss	$(51,548)
Net loss per share—Basic and diluted	$(5.15)

These unaudited pro forma results of operations have been presented for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred at the beginning of the period presented, or which may result in the future. Unaudited pro forma net loss per share is calculated using common stock outstanding of 10,000,000 shares as adjusted for the one for five reverse stock split.

Dispositions

On August 29, 2003, PalmSource and PalmGear consummated certain transactions related to a stock purchase agreement, strategic alliance and service provider agreement and a brand license agreement between the parties. Prior to August 29, 2003, there was no pre-existing related party interest between PalmSource and PalmGear. In connection with the closing of the transactions, PalmSource sold its wholly-owned subsidiary whose assets comprised the Palm Digital Media product line to Palm Gear. In addition, as part of the strategic alliance, PalmGear agreed to support an online store, at PalmSource’s U.S. website, for Palm OS applications, and PalmSource provided PalmGear certain rights to a customer database. The initial term of the strategic alliance is three years. The total transaction fee from the above described transactions equaled $4.0 million. However, this amount is subject to a maximum $0.3 million contingent holdback based upon Palm Digital Media meeting certain financial metrics for the five month period ending January 31, 2004, thereby, resulting in current total proceeds of $3.7 million. In accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, PalmSource concluded that the entire arrangement represents a single unit of accounting as there is an undelivered element for which objective and reliable evidence of fair value does not exist. Accordingly, $3.3 million, representing net proceeds of $3.7 million less the book value of net assets of $0.4 million transferred to PalmGear, is being recognized ratably over the three-year term of the arrangement. In addition, PalmSource is guaranteed additional future minimum fees from the strategic alliance and service provider agreement of $1.4 million over the three-year term of the arrangement.

Note 4. Balance Sheet Detail

Cash Equivalents and Investments:

Marketable securities classified as available-for-sale are summarized as follows as of May 31, 2004 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Money market funds	$23,650	$—	$—	$23,650
U.S. government and agency obligations	41,790	—	(245)	41,545
Other debt securities	18,000	—	—	18,000
Private equity security	311	—	—	311

Total available-for-sale securities	$83,751	$—	$(245)	$83,506

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable securities classified as available-for-sale are summarized as follows as of May 31, 2003 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Money market funds	$11,932	$—	$—	$11,932
U.S. government and agency obligations	—	—	—	—
Other debt securities	24,000	—	—	24,000
Private equity security	800	—	—	800

Total available-for-sale securities	$36,732	$—	$—	$36,732

Contractual maturities of marketable fixed-income securities (in thousands):

	As of May 31,
	2003	2004
Due in 1 year or less	$24,000	$43,057
Due in 1 – 5 years	—	16,733

Total marketable securities	$24,000	$59,790

Gross realized losses from sale of securities classified as available-for-sale and publicly held investments were $0, $30,000 and $1,000 in fiscal years 2002, 2003 and 2004, respectively. These losses have been recognized within other income and expense in the period to which they relate. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

PalmSource recorded an impairment on its private equity security of $0, $3.2 million and $0.5 million in fiscal years 2002, 2003 and 2004, respectively. The impairment represented the amount of other-than-temporary decline in value of the entire investment to $0.3 million at May 31, 2004.

Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	May 31, 2003	May 31, 2004
Equipment and internal use software	$7,664	$8,134
Leasehold improvements	871	877
Furniture and fixtures	338	261

Total	8,873	9,272
Accumulated depreciation and amortization	(5,454)	(6,991)

	$3,419	$2,281

Depreciation and amortization expense related to property and equipment was $1.6 million, $2.2 million and $1.8 million for the years ended May 31, 2002, and 2003, and 2004, respectively.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31, 2003	May 31, 2004
Payroll and related expenses	$2,730	$2,842
Accrued legal expenses	3,414	1,460
Guarantee of fair value of Palm restricted stock	1,750	—
Other	1,321	3,323

Total	$9,215	$7,625

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of May 31, 2001	$40,783
Reclassification of acquired workforce	1,492

Balance as of June 1, 2001	42,275
Goodwill acquired during the period	10,570

Balance as of May 31, 2002	52,845
Goodwill acquired during the period	—

Balance as of May 31, 2003	52,845
Goodwill acquired during the period	—

Balance as of May 31, 2004	$52,845

Intangible assets consist of the following (in thousands):

			May 31, 2003			May 31, 2004
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Core technology	24-48 months	$14,849	$(14,223)	$626	$13,909	$(13,798)	$111
Non-compete covenants	6-24 months	930	(767)	163	840	(840)	—
Publisher relationships	36 months	710	(523)	187	—	—	—
Other	36 months	1,100	(1,100)	—	1,100	(1,100)	—

		$17,589	$(16,613)	$976	$15,849	$(15,738)	$111

All of PalmSource’s identifiable intangible assets are subject to amortization. On adoption of SFAS No. 142 on June 1, 2001 acquired workforce was reclassified as goodwill and no longer amortized.

Estimated future amortization expense of identifiable intangible assets is $0.1 million for the year ending May 31, 2005.

Note 6. Debt

In October 2003, the Company entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit, but never made any borrowings under the line of credit. In May 2004, the revolving line of credit agreement with Silicon Valley Bank was terminated.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following the distribution, PalmSource issued a $15.0 million convertible subordinated note to Texas Instruments, Inc. (“Texas Instruments”), bearing interest at 5% per annum and due December 6, 2006. The note does not require collateral but contains a list of events that will constitute a default resulting in the note becoming immediately due and payable. The note is convertible into PalmSource common stock at the option of the holder at any time on or before December 6, 2006 at a rate of 8.3654 shares of common stock for each $1,000 in principal. (See Note 14, Transactions with Palm.) The Texas Instruments note was prepaid in June 2004 (see Note 17, Subsequent Events).

Note 7. Commitments

PalmSource’s facilities are leased under operating leases expiring at various dates through September 2005. Certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. Future minimum lease payments are $2.2 million and less than $0.1 million for the years ending May 31, 2005 and 2006, respectively. Rent expense was $6.4 million, $4.0 million and $2.9 million for the years ended May 31, 2002, 2003, and 2004, respectively.

In June 2002, PalmSource entered into two royalty agreements with third-party vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party vendor for certain licensed technology, which include minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.6 million, $0.6 million, $0.6 million, $0.4 million and $0.3 million for the years ending May 31, 2005, 2006, 2007, 2008 and thereafter, respectively.

PalmSource has certain payments due to palmOne under the business services and other agreements that were entered into with Palm in connection with the separation. The agreements with Palm also include certain indemnifications, including indemnifications of Palm under the tax sharing agreement, of any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of May 31, 2003 and May 31, 2004. (See Note 14, Transactions with Palm.)

Under the indemnification and warranty provisions of the Company’s standard software license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. The Company has never incurred significant expense under its product or services indemnifications or warranty provisions. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2003 or May 31, 2004.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. These indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002, however, new directors added under these arrangements will not be grandfathered. As a

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of May 31, 2003 and 2004.

The Company had made certain acquisitions prior to the adoption of FIN No. 45. As part of an acquisition, the Company acquires all of a company’s stock or all of its assets and liabilities including assuming certain indemnification obligations that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of May 31, 2003 and 2004.

Note 8. Redeemable Convertible Preferred Stock

PalmSource’s board of directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. In December 2001, PalmSource issued 50,000 shares of Series A preferred stock to Palm. Effective May 9, 2002, PalmSource’s board of directors authorized a re-capitalization of the authorized and outstanding Series A preferred stock into common stock and a simultaneous 1,000-for-1 stock split, resulting in 50,000,000 shares of PalmSource common stock issued and outstanding and owned by Palm, which was re-capitalized as 10,000,000 shares of PalmSource common stock via the one for five reverse stock split.

On October 7, 2002, Sony invested $20.0 million purchasing 3,333,333 shares of the Company’s Series A redeemable convertible preferred stock (“Series A”) at a purchase price of $6.00 per share, representing a 6.25% interest in PalmSource. PalmSource’s board of directors had designated 10,000,000 shares of the authorized 50,000,000 of preferred stock as Series A. In connection with the sale of Series A the Company entered into a registration rights agreement pursuant to which Sony has registration rights with respect to the shares of common stock into which the shares of Series A were convertible.

The shares of Series A were automatically converted into 666,666 shares of the Company’s common stock immediately prior to the October 28, 2003 distribution of PalmSource’s common stock by Palm to Palm’s stockholders.

Note 9. Stockholders’ Equity

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

The holders of PalmSource’s common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Subject to the preferences that may be applicable to any outstanding preferred stock, the holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

declared from time to time by PalmSource’s board of directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of PalmSource’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The holders of PalmSource’s common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to PalmSource’s common stock.

Employee Stock Purchase Plan

Prior to the distribution date, eligible PalmSource employees could contribute up to 10% of their compensation, as defined in the Palm Employee Stock Purchase Plan, towards the purchase of shares of Palm common stock at a price of 85% of the lower of the fair market value at the beginning of the 2-year offering period or the end of each six-month purchase period. The Palm employee stock purchase plan provided for annual increases in the number of shares available for issuance on the first day of each fiscal year equal to the lesser of 2% of the outstanding shares of common stock on the first day of the fiscal year, 500,000 shares, or a lesser amount as may be determined by the Palm board of directors. As of the distribution date, PalmSource employees ceased to be employees of Palm or a subsidiary of Palm and in accordance with the terms of the plan, their right to purchase shares under the Palm Employee Stock Purchase Plan terminated and any amounts withheld were refunded.

On June 30, 2003, the Company’s Board of Directors adopted the PalmSource 2003 Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees, including employees of participating subsidiaries, with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code. The Company has reserved a total of 400,000 shares of common stock, as adjusted for the one-for-five reverse stock split, and subject to annual increases beginning in 2005 for issuance pursuant to the ESPP. In March 2004, 28,332 shares were purchased under the plan for $0.4 million.

Stock Option Plans

Certain eligible PalmSource employees have been granted options to purchase PalmSource common stock under PalmSource’s 2001 Stock Option Plan. These options are granted at prices not less than the fair market value at date of grant, typically vest over a one- to four-year period and expire ten years after the date of grant. PalmSource’s stock option plan also allows for the issuance of restricted stock awards, under which shares of common stock may be issued at par value to key employees, subject to vesting restrictions. For restricted stock awards, compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period. To the extent that PalmSource grants restricted stock in the future, compensation expense will be recognized as the granted shares vest. No PalmSource restricted stock awards had been granted as of May 31, 2003. The maximum aggregate number of shares that may be subject to option and sold under the Plan is 2,000,000 shares as adjusted for the one for five reverse stock split prior to the distribution date, of the issued and outstanding shares of common stock.

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) performance units and (5) performance shares. The Company has reserved a total of 3,626,294 shares of its common stock, as adjusted for the one-for-five reverse stock split, and subject to annual increases beginning in 2005 for grant under the Equity Incentive Plan, which includes shares

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that have been reserved but not granted pursuant to options under PalmSource’s 2001 Stock Plan and any shares returned to PalmSource’s 2001 Stock Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Plan. During fiscal year 2004, 2,666,144 options were granted and 2,108,374 were cancelled.

On March 17, 2004, PalmSource’s Board of Directors authorized a voluntary stock option exchange program for its employees. Commencing on April 1, 2004, the option exchange offer was made to all eligible employees for all vested and unvested options with exercise prices equal to or greater than $30.00 per share that were granted on or after November 7, 2003. If tendered for exchange, new options will be granted on a one-for-one basis no sooner than November 1, 2004 (six months and one day after the date of cancellation of the old options), at an exercise price equal to the last reported sale price per share of PalmSource common stock on the new option grant date as reported on the Nasdaq National Market during regular trading hours. All new options will vest as to one-third of the shares covered by such new options twenty-four weeks after the new option grant date and the remaining shares covered by such new options will vest with respect to one-third of the shares covered by such new options forty-eight weeks after the new option grant date and with respect to one-third of the shares covered by such new options seventy-two weeks after the new option grant date. For more than ninety-five percent of the options eligible for exchange, the vesting period will be extended approximately six months as compared to the old options. On April 30, 2004, 956,040 options were cancelled under the option exchange program.

Certain PalmSource employees held options to purchase shares of Palm common stock granted under the Palm Stock Option Plan. Under the Palm Stock Option Plan, options are generally granted at not less than the fair market value at date of grant, typically vest over a one- to four-year period and expire ten years after the date of grant. The Palm Stock Option Plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. For restricted stock awards, compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period. During the years ended May 31, 2002, 2003 and 2004 PalmSource recognized compensation expense of $1.8 million, $2.1 million and $0.3 million, respectively, related to Palm restricted stock grants, including the guarantee of fair value of Palm restricted stock. As of the distribution date PalmSource employees ceased to be employees of Palm or a subsidiary of Palm and in accordance with the terms of the plan, employees who had Palm restricted stock grants forfeited the unvested portion of such grants at the distribution date.

As of the distribution date, PalmSource employees ceased to be employees of Palm or a subsidiary of Palm, and in accordance with the terms of the Palm Stock Option Plan, PalmSource employees who have Palm stock options forfeited the unvested portion of such stock options on that date. The number of shares and the exercise price of vested Palm stock options held by PalmSource employees were adjusted at the distribution date using a conversion formula. The adjustment of the vested portion of Palm options were done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the distribution are the same, and (2) the ratio of the exercise price per option to the market value per share is not reduced. In accordance with the terms of the Palm Stock Option Plan, PalmSource employees generally had three months from the distribution date to exercise adjusted vested Palm stock options.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of options held by PalmSource employees under the Palm and PalmSource stock option plans. Palm options for fiscal year 2004 are reported on a pre-converted basis, which is unadjusted for the distribution that occurred on October 28, 2003. PalmSource shares and weighted average exercise prices have been adjusted for the one for five reverse stock split of the issued and outstanding shares of common stock (in thousands, except exercise price):

	Palm stock options		PalmSource stock options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, May 31, 2000	114	$691.19	—	$—
Granted	311	351.69	—	—
Exercised	(28)	308.45	—	—
Cancelled	(39)	605.82	—	—

Outstanding, May 31, 2001	358	435.54	—	—
Granted	305	91.96	1,189	40.00
Exercised	(1)	11.62	—	—
Cancelled	(189)	402.59	—	—

Outstanding, May 31, 2002	473	228.38	1,189	40.00
Granted	342	14.10	9	30.00
Exercised	(1)	12.81	—	—
Cancelled	(193)	207.27	(120)	40.00

Outstanding, May 31, 2003	621	117.47	1,078	39.92
Granted	201	16.29	2,666	30.29
Exercised	(121)	14.80	—	—
Cancelled	(701)	109.38	(2,108)	37.88

Outstanding, May 31, 2004	—	$—	1,636	$26.85

PalmSource stock options outstanding as of May 31, 2004 include options to purchase 1,636,000 shares of PalmSource common stock at a weighted average exercise price of $26.85 per share, with a weighted average contractual life remaining of 9.55 years. As of May 31, 2004, 253,146 shares of PalmSource common stock were exercisable at an exercise price of $27.66 per share.

Restricted Stock

On August 4, 2003, the Company, pursuant to the Board of Directors’ approval on June 30, 2003, issued restricted stock to certain key executives of the Company through a voluntary stock option exchange program, an option waiver program and a restricted stock bonus program.

Under the voluntary stock option exchange program, certain key executives were offered the opportunity to exchange outstanding stock option grants for restricted stock and replacement stock options. In connection with the program, 1,042,000 stock options, as adjusted for the one-for-five reverse stock split, were cancelled on August 4, 2003 and, on the same date, 689,490 shares of restricted stock with a purchase price equal to the par value of a share of PalmSource common stock were granted in exchange. In addition 713,914 replacement options are expected to be granted no sooner than the first business day that is at least six months and one day after the calculation date of the exchanged stock option grants, which took place on August 1, 2003, and no later than July 1, 2005. The per-share exercise price for new options will be the closing price of a share of PalmSource common stock on the date of grant.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The above restricted stock awards vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. During fiscal years 2003 and 2004, the Company recognized stock compensation expense of $0 million and $9.1 million, respectively, related to the above restricted-stock grants.

In September 2001, the Company’s President and Chief Executive Officer received two restricted stock grants in aggregate of 7,500 shares of Palm common stock (as adjusted for Palm’s October 2002, 1-for-20 reverse stock split) under a two-year vesting schedule subject to vesting restrictions and a guarantee that the fair market value of the related 7,500 shares of Palm common stock would be at least $2.0 million at September 2003. The guaranteed amount is recorded ratably over the vesting period. As of May 31, 2003, the total fair market value of 7,500 shares of Palm common stock was approximately $0.1 million and $1.7 million was recorded as a liability related to this guarantee. Under the term of Mr. Nagel’s employment agreement, a cash payment was made on September 15, 2003 for approximately $1.9 million, the difference between $2.0 million and the fair market value of the 7,500 shares of Palm common stock on September 15, 2003.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123 Assumptions and Fair Value

The fair value of each option grant during the years ended May 31, 2002, 2003, and 2004 reported above in Note 2, Significant Accounting Policies, was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Palm Stock Option Plans			Palm Employee Stock Purchase Plan
	2002	2003	Period from June 1, 2003 to October 28, 2003	2002	2003	Period from June 1, 2003 to October 28, 2003
Risk-free interest rate	3.3%	2.4%	1.5%	3.4%	2.3%	2.1%
Volatility	100%	100%	100%	97%	99%	100%
Option term (in years)	2.3	3.2	2.0	2.0	2.0	2.0
Dividend yield	0%	0%	0%	0%	0%	0%

	PalmSource Stock Option Plans			PalmSource Employee Stock Purchase Plan
	2002	2003	2004	2002	2003	2004
Risk-free interest rate	3.5%	2.1%	2.7%	—	—	1.9%
Volatility	0%	0%	100%	—	—	100%
Option term (in years)	3.0	2.5	3.7	—	—	1.9
Dividend yield	0%	0%	0%	—	—	0%

The weighted average estimated fair value of Palm stock options granted during the years ended May 31, 2002 and 2003 and for the period from June 1, 2003 to October 23, 2003 was $50.89, $8.88 and $6.00 per share, respectively (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of shares granted under the Palm Employee Stock Purchase Plan during the years ended May 31, 2002 and 2003 and for the period from June 1, 2003 to October 23, 2003 was $32.10, $14.73 and $7.93 per share, respectively, (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of PalmSource stock options granted during the years ended May 31, 2002, 2003 and 2004 was $4.01, $1.52 and $20.54 per share respectively (adjusted for PalmSource’s one for five reverse stock split). The weighted average estimated fair value of shares granted under the PalmSource Employee Stock Purchase Plan during the year ended May 31, 2004 was $24.19 per share (adjusted for PalmSource’s one for five reverse stock split).

Public Offering

In early April 2004, PalmSource sold 3,450,000 shares of common stock at a public offering price of $18.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds from the offering were approximately $57.4 million. PalmSource anticipates using the net proceeds for working capital, capital expenditures, repayment of debt and other general corporate purposes. In addition, the net proceeds may be used to fund possible investments in, or acquisitions of, complementary businesses, products or technologies.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Income Taxes

The Company has entered into a Tax Sharing Agreement with Palm. (See Note 14, Transactions with Palm.)

The income tax provision consists of the following (in thousands):

	Years Ended May 31,
	2002	2003	2004
Current:
Federal	$—	$—	$—
State	6	104	167
Foreign	3	1,966	147

Total current	9	2,070	314

Deferred:
Federal	329	306	1,064
State	83	44	152

Total deferred	412	350	1,216

Income tax provision	$421	$2,420	$1,530

The Company’s foreign taxes are primarily foreign withholding taxes on license revenue reported in the U.S. for which no credit is currently available against U.S. taxes due to the Company’s net loss position, net of refundable research and development tax credits.

The income tax provision differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	Years Ended May 31,
	2002	2003	2004
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
Acquired in-process technology and non-deductible goodwill	(0.7)	(1.6)	—
Foreign taxes	—	(10.2)	(1.1)
Separation costs	—	(6.4)	(20.1)
Losses and credits not benefited	(34.9)	(28.4)	(23.2)
Other	(0.2)	(0.9)	(1.8)

Effective tax rate	(0.8)%	(12.5)%	(11.2)%

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of PalmSource’s deferred income tax assets are (in thousands):

	May 31, 2003	May 31, 2004
Deferred tax assets:
Reserves not currently deductible for tax purposes	$1,004	$40
Net operating loss carryforwards	60,349	5,068
Deferred expenses	6,027	8,977
Acquisition intangibles	4,039	3,872
Tax credit carryforwards	1,729	1,088
Impairment of equity investment	1,294	1,456
Deferred revenue	5,707	3,460
Other	2,005	314

Subtotal	82,154	24,275
Valuation allowance	(82,121)	(24,275)

Net deferred tax assets	33	—
Deferred tax liabilities:
Goodwill	(519)	(1,735)
Acquisition intangibles	(33)	—

Total net deferred tax liabilities	$(519)	$(1,735)

A deferred tax liability has been established to reflect tax amortization of goodwill for which no amortization has occurred under GAAP as promulgated by SFAS 142.

Prior to the PalmSource distribution, the Company’s operating results were included in Palm’s consolidated U.S. income tax returns and consolidated combined and unitary state income tax returns and in the tax returns of certain foreign subsidiaries. Pursuant to the Company’s tax sharing agreement with Palm, and the Internal Revenue Code and accompany regulations, $65.4 million of deferred tax assets which arose prior to the separation from Palm are tax attributes of Palm on a consolidated return basis. Accordingly, the Company’s gross deferred tax assets were reduced during the fiscal year by $65.4 million as a result of the separation.

The valuation allowance reduces deferred tax assets to estimated realizable value due to PalmSource’s history of operating losses. The valuation allowance increased by $6.5 million for the year ended May 31, 2003 and decreased by $57.7 million for the year ended May 31, 2004. The primary reason for the decrease during fiscal year 2004 was the reduction of the Company’s deferred tax assets pursuant to the tax sharing agreement with Palm, as described in the preceding paragraph.

For federal and state income tax purposes, the Company has net operating loss carryforwards of approximately $14.2 million and $1.8 million at May 31, 2004, respectively. The Company also has available federal and state tax credit carryforwards of approximately $0.7 million and $0.5 million, respectively. Utilization of these federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

Note 11. Restructuring Charges

In the third quarter of fiscal year 2003, PalmSource recorded restructuring charges of $2.2 million related to restructuring actions which consisted of workforce reductions of approximately 60 regular employees, primarily in the U.S., facilities and property and equipment to be disposed of or removed from service. The charge was

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as incurred in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Charges for employee workforce reductions were recorded upon employee notification for employees whose required continuing service period is 60 days or less. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of May 31, 2003, headcount reductions were essentially complete. The remaining accrued costs of $0.3 million were paid the first half of fiscal year 2004.

In the fourth quarter of fiscal year 2002, PalmSource recorded restructuring charges of $1.8 million related to decisions and commitments made in that quarter. These restructuring charges consist of workforce reduction costs and excess facilities charges. PalmSource recorded a charge of approximately $1.6 million related to lease commitments on excess facilities that PalmSource exited and removed from service in fiscal year 2003. PalmSource recorded approximately $0.2 million related to workforce reductions primarily related to severance, benefits and related costs due to the reduction of a small number of regular employees in Europe. As of May 31, 2003, headcount reductions were complete and the lease commitments have expired. The adjustment of $0.1 million is due to changes from the original estimate in the settlement of the lease commitments on excess facilities.

In the second quarter of fiscal year 2002, PalmSource reduced its cost structure and recorded charges of $0.2 million for these actions. The second quarter fiscal year 2002 restructuring charge consisted of workforce reduction costs across all geographic regions. Workforce reductions affected approximately ten regular employees. As of May 31, 2003, the headcount reductions were complete.

Cost reduction actions initiated in the second and fourth quarters of fiscal year 2002 are substantially complete. Cost reduction actions initiated in the third quarter of fiscal year 2003 were substantially complete at the end of the second quarter of fiscal year 2004.

Accrued liabilities related to the restructuring actions consist of the following (in thousands):

	Q4 2001 Action		Q2 2002 Action	Q4 2002 Action		Q3 2003 Action
	Excess facilities costs	Workforce reduction costs	Workforce reduction costs	Excess facilities costs	Workforce reduction costs	Excess facilities costs	Workforce reduction costs	Total
Restructuring expenses	$177	$2,049	$—	$—	$—	$—	$—	$2,226
Cash payments	—	(734)	—	—	—	—	—	(734)

Balances, May 31, 2001	177	1,315	—	—	—	—	—	1,492
Restructuring expenses	—	—	222	1,586	184	—	—	1,992
Cash payments	(177)	(1,246)	(215)	—	—	—	—	(1,638)
Write-offs	—	(42)	(9)	—	—	—	—	(51)

Balances, May 31, 2002	—	27	(2)	1,586	184	—	—	1,795
Restructuring expenses (adjustments)	—	—	—	(58)	10	172	2,064	2,188
Cash adjustments (payments)	—	(27)	2	(1,528)	(194)	(172)	(1,715)	(3,634)

Balances, May 31, 2003	—	—	—	—	—	—	349	349
Cash payments	—	—	—	—	—	—	(349)	(349)

Balances, May 31, 2004	$—	$—	$—	$—	$—	$—	$—	$—

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12. Employee Benefit Plan

Eligible PalmSource employees may participate in the 401(k) Plan (“the Plan”). As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 20% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for Company matching contributions as determined by the board of directors. The Company matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in matching contributions according to a three-year vesting schedule based on initial date of hire. In fiscal year 2003, PalmSource adopted a plan with terms substantially similar to the Palm 401(k) plan, and all eligible employees were transferred to such plan. PalmSource’s expense related to 401(k) matching contributions was $0.5 million, $0.7 million and $0.6 million for the years ended May 31, 2002, 2003 and 2004, respectively.

Note 13. Litigation

On February 9, 2004, a suit was filed in the United States District Court for the Northern District of California naming us, palmOne, and Handspring as defendants. The case is captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Case No. C04-0528. The case alleges that the three defendants have engaged in willful infringement, both direct and contributory and inducement of infringement, of U.S. Patent No. 5,276,311, titled, “Method and Device for Simplifying the Use of a Plurality of Credit Cards, or the Like,” with respect to certain hardware products allegedly offered for sale by palmOne, PalmSource and Handspring. The complaint seeks injunctive relief, unspecified damages and attorneys’ fees. E-Pass filed claims against 3Com and Palm in 2000 alleging infringement of the same patent; however, the suit naming us identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. The cases are in the claim construction phase. The Company intends to defend vigorously against the claim.

On December 3, 2003, a suit was filed in the United States District Court of Washington at Seattle naming the Company as a defendant along with palmOne Inc., and PalmGear, Inc. The case is captioned Digeo, Inc. v. Palm, Inc., et al., No. C03-3822. The complaint alleges willful infringement of U.S. Patent No. 5,734,823, or the ‘823 patent, titled “Systems and Apparatus for Electronic Communication and Storage of Information.” The complaint sought a preliminary and permanent injunction, unspecified damages and attorneys’ fees. The Company reached a settlement of this action in June 2004, and the action was dismissed in its entirety at that time.

On April 23, 2004, PalmSource filed suit against Acer, Inc. in the Superior Court of the State of California, County of Santa Clara. The case is captioned PalmSource, Inc., a Delaware corporation, and PalmSource Overseas Limited, f/k/a Palm Platform Overseas Limited, a Cayman Islands corporation, Plaintiffs v. Acer, Incorporated, a Republic of China corporation, Defendant, No. 104CV018484. In this breach-of-contract suit, PalmSource seeks approximately $4.5 million in unpaid royalties and maintenance and support fees under a licensing agreement between PalmSource and Acer. On May 27, 2004, Acer served an answer to the complaint and a cross-complaint against palmOne, Palm Ireland Investment and PalmSource, seeking in excess of $4.9 million, including amounts Acer paid under the contract and amounts paid by unspecified competitors of Acer to palmOne, Palm Ireland Investment and PalmSource under separate licensing agreements. PalmSource filed its answer on June 28, 2004. While PalmSource believes it has meritorious defenses to Acer’s claims, there can be no assurance that PalmSource will be successful in the litigation or that an adverse outcome will not significantly harm its business. This case alleges the same causes of actions that were the subject of a previous federal court action captioned PalmSource, Inc. v. Acer, Incorporated, No. C03-04285 RMW, filed in the Northern District of California on September 19, 2003. On May 11, 2004, the court in Case No. C03-04285 RMW entered an order for voluntary dismissal without prejudice pursuant to a stipulation between the parties.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 16, 2003, a suit was filed in the Los Angeles County Superior Court naming PalmSource as a defendant. The case is captioned Chet Taylor, et al. v. Palm, Inc., PalmSource, Inc., and Solutions Group, et al., No. BC299134. The complaint alleges that persons who purchased Palm PDAs with customer-accessible batteries after June 1999 lost data upon battery replacement. The complaint alleges unfair and deceptive business practices in alleged violation of California’s unfair competition statute and Consumer Legal Remedies Act, breach of express and implied warranties and fraud. The complaint seeks unspecified compensatory and punitive damages, restitution and an injunction prohibiting the defendants from similar conduct in the future. palmOne is managing this litigation, and believes it has good defenses for all parties.

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, or ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the ‘656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ‘656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC. On October 5, 2001, the CAFC affirmed-in-part and reversed-in-part the District Court’s ruling, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ‘656 patent is valid, enforceable, and infringed. The defendants appealed. The CAFC remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ‘656 patent. Following the CAFC’s remand to the District Court, both parties filed motions for summary judgment with the District Court on the issue of invalidity, and the District Court heard those motions on December 10, 2003. On February 21, 2003, CAFC affirmed the finding that the defendants infringed the ‘656 patent, but reversed the district court’s finding that the ‘656 patent was valid, and enforceable, and remanded for further proceedings. The CAFC denied Xerox’s petition for a rehearing, and the case was remanded to the district court for a determination of whether the patent is valid and enforceable. On March 29, 2004, the District Court granted Xerox’s unopposed motion to amend its complaint naming PalmSource as a defendant. On May 21, 2004, the District Court granted the defendants’ motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. On May 26, 2004, the District Court entered final judgment in favor of the defendants. On June 1, 2004, the defendants filed a motion for clarification of the ruling regarding the District Court’s summary judgment decision and on June 10, 2004, Xerox filed a motion to alter or amend that decision. Both motions remain pending. On June 18, 2004, Xerox filed a Notice of Appeal to the District Court’s summary judgment decision. On July 15, 2004, the CFAC issued an order decertifying Xerox’s appeal pending resolution of Xerox’s motion to alter or amend the District Court’s summary judgment decision. . The CAFC’s February 20, 2003 decision indicates that the District Court should grant Xerox’s request for injunctive relief if the patent is valid and enforceable. If an injunction is obtained by Xerox, it could have a significant adverse impact on PalmSource’s operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, Xerox has stated in its court pleadings that it will seek at trial a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, palmOne might be liable to palmOne’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patent claims against palmOne’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation. As part of PalmSource’s separation

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements with palmOne, palmOne is required to indemnify PalmSource for certain damages that PalmSource may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify PalmSource, PalmSource might be required to pay Xerox significant damages or license fees or pay PalmSource’s licensees significant amounts to indemnify them for their losses. In particular, pursuant to the separation agreements between PalmSource and palmOne and, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, PalmSource will be required to pay any shortfall amounts. Any such payment by PalmSource does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. PalmSource cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. Although palmOne has prevailed at the current stage of the litigation on the claims made by Xerox, there can be no assurance that palmOne will be successful or that an adverse outcome will not significantly harm PalmSource’s business. PalmSource further believes that it is remote that PalmSource will incur a loss resulting from any fees or damages in excess of amounts recoverable from Palm under Palm’s indemnification of PalmSource.

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

From time to time, PalmSource also may be subject to other legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material negative impact. Regardless of outcome, litigation can have an adverse impact on PalmSource because of defense costs, diversion of management resources and other factors.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Transactions with Palm

For the periods subsequent to the Separation Date through the distribution date on October 28, 2003, intercompany transactions and balances between PalmSource and Palm consisted of the following (in thousands):

	The Period from Separation Date to May 31, 2002	Year Ended May 31, 2003	The Period from June 1 to October 28, 2003
Balance at beginning of period	$—	$864	$3,151
Royalty and license fees	18,219	38,125	13,475
Support and services	208	1,174	224
Cost of revenues	(78)	(77)	15
Research and development expenses	(2,738)	(779)	(172)
Sales and marketing expenses	(1,794)	(2,241)	(27)
General and administrative expenses	(1,510)	(372)	(324)
Allocation of corporate services	(7,686)	(5,381)	(514)
Real estate/facilities expenses	(2,380)	(794)	—
Stock-based compensation	(575)	(1,052)	(65)
Other income (expense), net	(61)	22	(3)
Collection of third-party receivables by Palm on behalf of PalmSource	1,533	360	—
Cash paid by Palm on behalf of PalmSource, net	(1,184)	(3,029)	(106)
Net assets transferred to PalmSource	(126)	(911)	(27)
Net cash transfers from Palm	(633)	(20,413)	(13,030)
Other	(331)	(2,345)	(2,597)

Balance at end of period	$864	$3,151	$—

Average balance during the period	$432	$2,008	$1,313

For the periods presented, PalmSource’s costs and expenses included allocations from Palm for centralized legal, finance, treasury, real estate, information technology, customer support, sales, marketing, engineering, and other Palm corporate services and infrastructure costs. These allocations were determined on the bases that Palm and PalmSource considered to be reasonable reflections of the utilization of services provided or the benefit received by PalmSource. The allocation methods include relative revenues or headcount.

Allocated costs included in the accompanying consolidated statements of operations were as follows (in thousands):

	Years Ended May 31,			The Period from June 1 to October 28, 2003
	2001	2002	2003
Cost of revenues	$382	$410	$143	$2
Research and development	11,966	9,931	551	8
Sales and marketing	7,763	4,885	2,390	28
General and administrative	10,713	7,243	3,091	476

Subsequent to the Separation Date, during fiscal year 2002, Palm made capital contributions to PalmSource of approximately $31.1 million in cash and $7.0 million in net asset transfers. During fiscal year 2003, Palm made additional capital contributions in accordance with the terms of the Master Separation and Distribution Agreement of approximately $1.5 million in net asset transfers offset by a capital distribution by PalmSource of approximately $2.9 million in cash.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For purposes of governing certain of the ongoing relationships between PalmSource and Palm at and after the Separation Date and to provide for an orderly transition, PalmSource and Palm entered into various agreements. A brief description of each of the agreements follows.

Software License Agreement

Under the Amended and Restated Software License Agreement (the “Software License Agreement”), PalmSource agreed to grant to Palm certain licenses to develop, manufacture, test, maintain and support their products. In addition, PalmSource agreed to grant to Palm a source code license and certain rights to use, produce, grant end user sublicenses and distribute certain software. Palm will pay PalmSource license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees. The Software License Agreement expires December 3, 2006 and includes a minimum annual royalty and license commitment of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring December 3, 2006. Under the terms of the Software License Agreement, PalmSource has recognized license and royalty revenues of $17.6 million and $38.1 million for the years ended May 31, 2002 and 2003, respectively. For the year ended May 31, 2004, PalmSource recognized license and royalty revenues of $17.1 million prior to the distribution from Palm, and $21.0 million after the distribution from palmOne. In addition, PalmSource has recognized support and service revenues of $0.8 million and $1.2 million for the years ended May 31, 2002 and 2003, respectively. For the year ended May 31, 2004, PalmSource recognized support and service revenues of $0.2 million prior to the distribution from Palm, and $0.5 million after the distribution from palmOne.

Trademark Agreements

The agreements granting rights to use trademarks contain the key provisions relating to the use of all Palm-formative trademarks which have been assigned from PalmSource and Palm to a brand holding company, Palm Trademark Holding Company LLC, a company that is owned 55% by PalmSource and 45% by palmOne, which will license the marks to PalmSource and palmOne. Under the various agreements, PalmSource has been granted the right to use and sublicense the Palm Marks and palmOne has been granted the exclusive right to use and sublicense “palmOne,” and the non-exclusive right to use and sublicense certain transitional Palm-formative marks.

Since the distribution, the use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm” (including “palmOne”) are controlled by Palm Trademark Holding Company, LLC (the “Holding Company”), a holding company established and owned 45% by palmOne and 55% by PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. The Holding Company’s administration of the intellectual property is governed by its operating agreement and by trademark license agreements between the Holding Company and each of PalmSource and palmOne. Based on its operating structure, the Holding Company arrangement is essentially a cost sharing mechanism between palmOne and PalmSource to administer the intellectual property rights attributed to the “Palm” trademark and, as a result, the adoption of FIN No. 46 did not have a material impact on PalmSource’s consolidated financial statements.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Master Separation and Distribution Agreement

The Master Separation and Distribution Agreement contains the key provisions relating to the separation of PalmSource from Palm. The agreement lists the documents and items that the parties were required to deliver in order to have accomplished the transfer of assets and liabilities from Palm to PalmSource effective on the Separation Date. The parties also entered into both short-term and long term covenants, including covenants relating to business service agreements, exchange of information, auditor and auditing practices, dispute resolution and employee matters.

General Assignment and Assumption Agreement

The General Assignment and Assumption Agreement as amended, identifies the assets that Palm transferred to PalmSource and the liabilities that PalmSource assumed from Palm in the separation. The assets that were transferred and the liabilities that were assumed were listed in the agreement.

Intellectual Property Agreements

The Master Technology Ownership and License Agreement and the Master Patent Ownership and License Agreement together are referred to as the Intellectual Property Agreements. Under the Intellectual Property Agreements, Palm grants, conveys and assigns to PalmSource all its right, title and interest in and to the PalmSource technology as well as all causes of action and rights of recovery for past infringement of Copyrights and Database Rights in and to the PalmSource technology and for past misappropriation of trade secrets in and to the PalmSource technology. Palm also grants, conveys and assigns to PalmSource all its right, title and interest in and to the PalmSource data and PalmSource Patents as well as causes of action and rights of recovery for past infringement of PalmSource Patents and the right to claim priority from PalmSource Patents. The agreements confirm that Palm and PalmSource jointly own all right, title and interest in and to the Joint Data and Palm grants, conveys and assigns to PalmSource an undivided one-half interest in and to the Joint Data.

In addition, PalmSource and Palm grant licenses to each other on certain Copyrights, trade secrets, Database Rights, patents and other intellectual property rights in and to the Licensed PalmSource Technology and Licensed Palm Technology which were jointly developed with PalmSource. Both Palm and PalmSource have agreed not to disclose confidential information of the other party except in specific circumstances.

Tax Sharing Agreement

The amended and restated Tax Sharing Agreement (the “tax sharing agreement”) sets forth the principal arrangements between Palm and PalmSource regarding the filing of tax returns, the payment of taxes and the conduct of tax audits or other disputes. The tax sharing agreement provides for the calculation of PalmSource’s tax liability as if PalmSource were a stand-alone corporation; i.e., to the extent that PalmSource would have been liable for taxes on a stand-alone basis, it will pay Palm for such tax liability. Conversely, to the extent that any PalmSource operating losses reduce PalmSource’s tax liability as a stand-alone company in a future period, any required payment to Palm under the agreement will be reduced.

Under the tax sharing agreement, Palm is required to prepare and file all Palm/PalmSource consolidated tax returns through the distribution date, including the final consolidated Palm/PalmSource federal income tax return. PalmSource has the right to review and consent to any Palm/PalmSource consolidated returns filed after the distribution date, provided that it does not withhold such consent unreasonably. In addition, Palm has sole and complete authority to control and resolve all tax audits and other disputes relating to any Palm/PalmSource

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated returns filed before and after the distribution date. After the distribution date, however, Palm may not enter into any dispute settlement that would materially increase PalmSource’s liability under the tax sharing agreement without PalmSource’s consent, which consent PalmSource cannot withhold unreasonably.

The tax sharing agreement also contains provisions requiring PalmSource to indemnify Palm for, among other things, (i) any increases in PalmSource’s stand-alone income tax liability or other consolidated tax liabilities arising as a result of any amended return, audit or other dispute and attributable to periods after December 3, 2001, (ii) any increases in certain non-income taxes (e.g., payroll, employee withholding, etc.) attributable to PalmSource’s business, (iii) any transfer taxes incurred on the transfer of assets by Palm to PalmSource, and (iv) any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution.

Business Services Agreement

The Business Services Agreement governs individual business services as requested by PalmSource and provided by Palm on an interim basis, for one year from the Separation Date, which was extended through May 31, 2003, for specific services or otherwise indicated in the agreement. The services include corporate development, corporate marketing, corporate strategy, finance, global corporate procurement, human resources, information technology, insurance and risk management, legal, real estate and site services, security and environmental health and safety, stock administration, tax and trade, travel and meeting services and treasury. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services. During the term of the Business Services Agreement, PalmSource will pay Palm the direct and indirect costs of providing the services plus 5% for services provided to PalmSource after the distribution date. Services provided by Palm to PalmSource prior to the distribution date are at cost. Since the distribution date, services provided by palmOne have consisted primarily of tax services.

The Business Services Agreement also will cover the provision of certain additional services identified from time to time after the Separation Date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Separation and Distribution Agreement, so long as such services would not significantly disrupt Palm’s operations or materially increase the scope of its responsibility under the agreement.

Master Confidential Disclosure Agreement

Under the Confidential Disclosure Agreement, the receiving party shall protect the confidential information of the disclosing party by using the same degree of care to prevent the unauthorized use, dissemination, or publication of the confidential information as receiving party uses to protect its own confidential information of a like nature. The receiving party will not use such confidential information in violation of any use restriction in any transaction agreement and not disclose such confidential information to any third party without prior written consent of the disclosing party, except as expressly permitted under agreements entered between the parties.

Indemnification and Insurance Matters Agreement

Under the amended and restated Indemnification and Insurance Matters Agreement, on the distribution date, PalmSource and Palm will each release and forever discharge the other from any and all liabilities arising under any contract or agreement and from events occurring on or before the distribution date, including events occurring in connection with the activities to implement the separation and distribution. The agreement also contains provisions governing indemnification. In general, PalmSource and Palm will each indemnify the other

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement. In addition, Palm and PalmSource will each indemnify the other against liability for specified environmental actions and conditions. PalmSource will reimburse Palm for the cost of any insurance premium expenses to be allocated between Palm and PalmSource according to their respective shared percentages.

Xerox Litigation Agreement

The Xerox litigation agreement governs Palm and PalmSource’s obligations with respect to the current patent litigation with Xerox. Prior to the effectiveness of the litigation agreement, the responsibility for the defense and indemnity of the Xerox litigation rested with PalmSource and PalmSource had been paying Palm’s defense costs and reimbursing Palm for any payments required as a result of its posting of a bond required in connection with the litigation through May 31, 2003. PalmSource reimbursed Palm for $1.1 million of expenses associated with Palm’s posting of such bond for the year ended May 31, 2003.

Under the Xerox litigation agreement, Palm assumes responsibility for managing the Xerox litigation, determining strategy and making most settlement decisions. Additionally, if any claim is brought against PalmSource or its OS licensees alleging infringement of the Xerox patent by covered OS versions, then Palm also must manage the defense, bear the costs and pay the damages awarded or agreed to in settlement of such claim. Although Palm has management control over the Xerox litigation, the litigation agreement prohibits Palm from consenting to any judgment or settlement that would: allow injunctive or declaratory relief to be ordered against PalmSource, require PalmSource to pay any future royalties or otherwise require PalmSource to make any payment that is not fully indemnified, require PalmSource to license its intellectual property, or otherwise affect the business, financial condition or operations of PalmSource or its licensees in a material way.

The litigation agreement also obligates Palm to bear the costs of the Xerox litigation that are incurred after June 1, 2003, not including the imputed costs of PalmSource’s personnel or of any independent advice PalmSource may choose to seek. Palm also must pay the amount of any damages awarded in, or agreed to in settlement of, the Xerox litigation.

Real Estate

Under the Sublease agreement, Palm assigns the rights, title and interest under the 3Com lease for certain premises to PalmSource and under the Assignment of Lease agreement, Palm assigns all rights, title and interest under the Regus Business Centre Corp and EOP-Northwest Properties, LLC leases to PalmSource. The assignments are effective as of December 3, 2001, the “Effective Date”. Under the PalmSource-Palm Real Estate License agreement, PalmSource licenses to Palm the nonexclusive right to use certain areas of the Portland premises and office furniture and equipment located at the premises.

Other Agreements

Palm and PalmSource have also entered into a number of other agreements including the SDIO license agreement, the Elaine software license and services agreement, and the development agreement. These agreements generally cover the use of various internally developed software by both parties. In addition, Palm and PalmSource also entered into a strategic collaboration agreement for the development of new versions of Palm OS. Under the agreements, Palm has certain rights to first discussion prior to PalmSource entering into collaboration projects with other licensees.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Matters Agreement

The employee matters agreement sets forth the principal arrangements between Palm and PalmSource with regard to their respective employees, employee compensation, employee benefit plans, programs and arrangements and other employment matters.

Intercompany Loan Agreement

The terms of the note payable to Palm for $20.0 million were set forth in the Amended and Restated Intercompany Loan Agreement. The note payable to Palm bore interest at 2.48% per annum. At the time of the distribution, the $20.0 million was contributed as additional paid-in-capital. The related accrued interest was paid within seven days after the distribution date.

In connection with the distribution, Palm and Texas Instruments agreed that the $50.0 million 5% convertible subordinated note issued in December 2001 would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by PalmSource, the PalmSource note. Following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. PalmSource’s assumption of the PalmSource note was recorded as a capital contribution from Palm. The Texas Instruments note was repaid during the first quarter of fiscal year 2005 (see Note 17, Subsequent Events).

Letter Agreement Regarding Cash Contributions

The letter agreement provides for the contribution of an additional $6.0 million from Palm to PalmSource upon the distribution of shares of PalmSource capital stock held by Palm to Palm’s stockholders, which was paid on October 28, 2003.

Note 15. Other Related Party Transactions

Under the terms of the License Agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $5.1 million, $10.9 million and $7.8 million for the years ended May 31, 2002, 2003 and 2004, respectively. In addition, PalmSource has recognized support and service revenues of $0.2 million, $0.3 million and $0.4 million for the years ended May 31, 2002, 2003 and 2004, respectively. These amounts have been included in related party revenues in the combined and consolidated financial statements. As of May 31, 2003 and 2004, approximately $0.1 million and $0, respectively represents outstanding receivables from Sony and is included in receivables from related parties in the combined and consolidated financial statements.

Effective October 7, 2002, PalmSource entered into a business collaboration agreement which expires in October 2012 with Sony under which PalmSource and Sony agreed to share certain information regarding ongoing product and development plans and, for a period of at least three years, to establish mutually agreed written co-development plans for potential areas of joint development. Under the business collaboration agreement, prior to October 7, 2003, PalmSource will not engage another licensee of Palm OS as a development partner under a joint development agreement to participate in a co-development program for new versions of Palm OS and from October 7, 2003 until October 7, 2005, PalmSource will not engage more than two development partners meeting the above requirements in addition to Sony, and PalmSource will first offer to discuss new projects with Sony prior to engaging such additional development partners.

Prior to July 2000, Palm was a wholly-owned subsidiary of 3Com Corporation. PalmSource’s chairman of the board, Eric Benhamou, is also the chairman of the board of directors of 3Com Corporation. Under the terms of a software license agreement between PalmSource and 3Com, PalmSource recorded $0.2 million, $0.4 million and $0 of support revenues for fiscal years 2002, 2003 and 2004, respectively.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mr. Benhamou is also the chairman of the board of directors of palmOne, and one of PalmSource’s directors consults for palmOne. PalmSource’s president and chief executive officer, David Nagel, was a director of palmOne until the distribution.

The Company entered into a consulting agreement with one of its directors effective as of August 1, 2003 for a term of one year, to provide services to the Company for four days per month. Under the terms of the consulting agreement, this director will be paid $11,200 per month for consulting services outlined by our chief executive officer.

Note 16. Business Segment Information

PalmSource operates in one reportable segment.

Geographic Information

PalmSource’s headquarters and most of its operations are located in the United States. PalmSource conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the years ended May 31, 2001, 2002 and 2003 no country outside the United States or Japan accounted for 10% or more of total revenues. Revenues and net property and equipment by geographic region are as follows (in thousands):

	Year Ended May 31,
	2002	2003	2004
Revenues:
United States	$35,075	$55,286	$54,021
Japan	5,256	11,240	8,181
Other	4,619	6,888	10,915

Total	$44,950	$73,414	$73,117

	May 31,
	2003	2004
Long-lived assets:
United States	$59,709	$57,443
Other	413	253

Total	$60,122	$57,696

Note 17. Subsequent Events

In June 2004, PalmSource prepaid the $15.0 million convertible subordinated note held by Texas Instruments in exchange for a 12.5% discount on the outstanding principal. The note had an interest rate of 5%, payable semi-annually, and the $15.0 million principal was scheduled to be paid upon maturity on December 6, 2006. Under the terms of the prepayment agreement, PalmSource paid approximately $13.1 million (plus accrued interest) in June 2004 of the original $15.0 million principal outstanding, resulting in a discount of approximately $1.9 million.

PALMSOURCE, INC.

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 13, 2004, Eric Benhamou announced his decision to resign as chairman of the board of directors of PalmSource immediately following the annual meeting of stockholders of the Company scheduled for October 28, 2004.

On August 13, 2004, Satjiv Chahil announced that he would not stand for re-election on the board of directors of PalmSource at the annual meeting of stockholders of the Company.

In August 2004, PalmSource had a restructuring action that consisted of workforce reductions of approximately 16 regular employees, primarily in the U.S. Charges for employee workforce reductions are recorded upon notification to the employees whose required continuing service period is 60 days or less. PalmSource will record restructuring charges of approximately $0.6 million.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following tables present PalmSource’s condensed operating results for each of the eight fiscal quarters for the period ended May 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited combined and consolidated financial statements included in this report. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with PalmSource’s combined and consolidated financial statements and the notes to those statements included in this report.

The combined and consolidated financial statements have been derived from the consolidated financial statements and accounting records of Palm and reflect significant assumptions and allocations. The historical financial information may not be indicative of PalmSource’s future performance and does not necessarily reflect what the Company’s financial position and results of operations would have been had PalmSource operated as a separate, stand-alone entity during the periods presented.

	Three Months Ended
	Aug. 31, 2002	Nov. 30, 2002	Feb. 28, 2003	May 31, 2003	Aug. 31, 2003	Nov. 30, 2003	Feb. 29, 2004	May 31, 2004
Related party revenues	$10,349	$10,131	$18,929	$11,130	$10,486	$10,557	$3,045	$1,444
Third-party revenues	4,701	4,657	7,345	6,172	6,646	6,215	18,524	16,200

Total revenues	15,050	14,788	26,274	17,302	17,132	16,772	21,569	17,644
Cost of revenues	2,946	2,740	2,710	1,825	1,924	1,039	1,571	1,640
Gross margin	12,104	12,048	23,564	15,477	15,208	15,733	19,998	16,004
Net income (loss)	(10,781)	(8,273)	734	(3,440)	(3,788)	(9,123)	597	(2,933)
Net income (loss) per share:
Basic	$(1.08)	$(0.83)	$0.07	$(0.34)	$(0.38)	$(0.89)	$0.06	$(0.23)
Diluted	$(1.08)	$(0.83)	$0.07	$(0.34)	$(0.38)	$(0.89)	$0.05	$(0.23)
Shares used in computing per share amounts:
Basic	10,000	10,000	10,000	10,000	10,000	10,227	10,667	12,618
Diluted	10,000	10,000	10,667	10,000	10,000	10,227	11,186	12,618

For each period presented, basic and diluted net loss per share has been calculated using common stock outstanding, as adjusted for the one for five reverse stock split.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosures

Not applicable

Item 9A. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions’ rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this repot that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The information required by this item is incorporated herein by reference to the information under sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on October 28, 2004. We anticipate filing the Proxy Statement within 120 days of the end of our fiscal year ended May 28, 2004.

Item 11. Executive Compensation

Information regarding PalmSource’s compensation of its named executive officers is set forth under “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference. Information regarding PalmSource’s compensation of its directors is set forth under “Director Compensation and Stock Ownership Guidelines” in the Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Common Stock Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.

Information regarding PalmSource’s equity compensation plans is set forth in the section entitled “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” of the Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accountant fees and services is set forth under “Principal Accounting Fees and Services” in the Proxy Statement, which is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements—See Index to Combined and Consolidated Financial Schedule at Item 8 on page 63 of this report on Form 10-K.

2. Financial Statement Schedules—See Index to Combined and Consolidated Financial Statements Schedule at Item 8 on page 63 of this annual report on Form 10-K.

All other schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits—Reference is made to Item 15(c) of this annual report on Form 10-K.

(b) Reports on 8-K during the fourth quarter of fiscal year 2004

Report on Form 8-K filed on March 18, 2004, as amended by Form 8-K/A filed on March 19, 2004 (Item 5, 7, and 12), referencing the press release dated March 18, 2004 announcing the financial results for the fiscal quarter ended February 28, 2004.

(c) Exhibits

Exhibits submitted with this annual report on Form 10-K, as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed below.

Exhibit Number		Description of Exhibit
2.1	(1)	Amended and Restated Master Separation Agreement between Palm, Inc. and the Registrant

2.2	(1)	General Assignment and Assumption Agreement between Palm, Inc. and the Registrant

2.3	(1)	Amendment No. 1 to General Assignment and Assumption Agreement between Palm, Inc. and the Registrant

2.4	(1)	Amended and Restated Indemnification and Insurance Matters Agreement between Palm, Inc. and the Registrant

2.5	(1)	Amended and Restated Software License Agreement by and between Palm, Inc., Palm Ireland Investment and the Registrant

2.6	(1)	Amendment No. 1 to Amended and Restated Software License Agreement between Palm, Inc., PalmSource Overseas Limited, Palm Ireland Investment and the Registrant

2.7	(1)	Amendment No. 2 to Amended and Restated Software License Agreement by and among Palm, Inc., PalmSource Overseas Limited, Palm Ireland Investment and the Registrant

2.8	(1)	Elaine Software License and Services Agreement by and between Palm, Inc., PalmSource Overseas Limited and the Registrant

2.9	(1)	SDIO License Agreement by and between Palm, Inc. and the Registrant

2.10	(1)	Development Agreement by and between Palm, Inc. and the Registrant

2.11	(1)	Amended and Restated Tax Sharing Agreement by and between Palm, Inc. and the Registrant

2.12	(1)	Amended and Restated Intercompany Loan Agreement by and between Palm, Inc. and PalmSource Holding Company

Exhibit Number		Description of Exhibit
2.13	(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement by and among Palm, Inc., PalmSource Holding Company and the Registrant

2.14	(1)	Master Technology Ownership and License Agreement between Palm, Inc. and the Registrant

2.15	(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between Palm, Inc. and the Registrant

2.16	(1)	Master Confidential Disclosure Agreement between Palm Inc. and the Registrant

2.17	(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between Palm Inc. and the Registrant

2.18	(1)	Master Patent Ownership and License Agreement between Palm, Inc. and the Registrant

2.19	(1)	Strategic Collaboration Agreement between and among Palm, Inc., Palm Platform Overseas Limited and the Registrant

2.20	(1)	Amendment No. 1 to Strategic Collaboration Agreement between and among Palm, Inc., PalmSource Overseas Limited and the Registrant

2.21	(1)	Xerox Litigation Agreement, as amended by Amendment No. 1, between Palm, Inc. and the Registrant

2.22	(1)	Employee Matters Agreement between Palm, Inc. and the Registrant

2.23	(1)	Cash Contributions Letter Agreement between Palm, Inc. and the Registrant

2.24	(1)	Business Services Agreement between Palm, Inc. and the Registrant

2.25	(1)	Amended and Restated Operating Agreement of Palm Trademark Holding Company, LLC between Palm, Inc. and the Registrant

2.26	(1)	Amended and Restated Trademark License Agreement between Palm Trademark Holding Company, LLC and the Registrant

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4	(1)	Amended and Restated Bylaws of the Registrant

*10.1	(1)	Registrant’s 2001 Stock Plan and form of Stock Option Agreement

*10.2	(1)	Registrant’s Employee Stock Purchase Plan

*10.3	(1)	Registrant’s 2003 Equity Incentive Plan

*10.4	(1)	Form of Indemnification Agreement of the Registrant entered into with each of its directors and executive officers

10.5	(1)	Registration and Information Rights Agreement by and among Sony Corporation of America and the Registrant

*10.6	(1)	Offer Letter Agreement between David Nagel and Palm, Inc.

*10.7	(1)	Offer Letter Agreement between David Limp and the Registrant

*10.8	(1)	Offer Letter Agreement between Lamar Potts and Palm, Inc.

*10.9	(1)	Offer Letter Agreement between Gabriele Schindler and Palm, Inc.

*10.10	(1)	Offer Letter Agreement between Larry Slotnick and the Registrant

*10.11	(1)	Offer Letter Agreement between Doreen Yochum and Palm, Inc.

Exhibit Number		Description of Exhibit
*10.12	(1)	Offer Letter Agreement between Al Wood and the Registrant

*10.13	(1)	Severance Agreement between David Limp and the Registrant

*10.14	(1)	Amended and Restated Severance Agreement between Lamar Potts and the Registrant

*10.15	(1)	Amended and Restated Severance Agreement between Gabriele Schindler and the Registrant

*10.16	(1)	Severance Agreement between Larry Slotnick and the Registrant

*10.17	(1)	Amended and Restated Severance Agreement between Doreen Yochum and the Registrant

*10.18	(1)	Amended and Restated Severance Agreement between Al Wood and the Registrant

*10.19	(1)	Severance Agreement between David Nagel and the Registrant

*10.20	(1)	Management Retention Agreement between Larry Slotnick and the Registrant

*10.21	(1)	Management Retention Agreement between David Limp and the Registrant

*10.22	(1)	Amended and Restated Management Retention Agreement between Gabriele Schindler and the Registrant

*10.23	(1)	Amended and Restated Management Retention Agreement between Doreen Yochum and the Registrant

*10.24	(1)	Management Retention Agreement between Lamar Potts and the Registrant

*10.25	(1)	Amended and Restated Management Retention Agreement between Al Wood and the Registrant

*10.26	(1)	Management Retention Agreement between David Nagel and the Registrant

10.27	(1)	Software License Agreement, as amended by Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5, Amendment No. 6, Amendment No. 8 and Amendment No. 9, between Sony Corporation and the Registrant

10.28	(1)	Master Development Agreement between Sony Corporation and the Registrant

10.29	(1)	Business Collaboration Agreement between Sony Corporation and the Registrant

10.30	(1)	Lease Agreement, as amended by Amendment No. 1, between Network Appliance, Inc. and the Registrant

10.31	(1)	Original Equipment Manufacturer License Agreement between Communication Intelligence Corporation and the Registrant

10.32	(1)	PalmSource-Access Source Code License Agreement by and between ACCESS Systems America, Inc. and the Registrant

10.33	(1)	PalmSource-Access Master License and Distribution Agreement by and between ACCESS Systems America, Inc. and the Registrant

10.34	(1)	Software License Agreement by and between Kadak Products and the Registrant

10.35	(1)	License and Distribution Agreement for Computer Software Package, as amended by Amendment One, by and between Mentat and the Registrant

10.36	(1)	Source Code License and Distribution Agreement, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, by and between Wind River Systems, Inc. and Palm, Inc.

10.37	(1)	Consulting Agreement entered into by Satjiv Chahil and the Registrant

Exhibit Number		Description of Exhibit
10.38	(2)	PalmSource, Inc. 5% Convertible Subordinated Note Due 2006 by and between PalmSource, Inc. and Texas Instruments Incorporated and Registration Rights Agreement by and between the Registrant and Texas Instruments Incorporated

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, with respect to PalmSource, Inc.

24.1		Power of Attorney (included on the signature page of this registration statement)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Compensation plans or arrangements in which directors and executive officers are eligible to participate.
(1)	Incorporated by reference to PalmSource’s Registration Statement on Form S-4, as amended (No. 333-106830), filed with the Commission on September 26, 2003.
(2)	Incorporated by reference to Exhibit 10.39 of PalmSource’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2003.

PALMSOURCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2002, 2003, and 2004

(In thousands)

	Year Ended May 31,
	2002	2003	2004
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$—	$—	$—
Additions to allowance	—	—	100
Deductions, net of recoveries	—	—	—
Balance, end of period	$—	$—	$100

	Year Ended May 31,
	2002	2003	2004
Valuation allowance—deferred tax assets:
Balance, beginning of period	$58,887	$75,587	$82,121
Additions to allowance	16,700	6,534	7,554
Deductions (see Note 10, Income Taxes)	—	—	(65,400)
Balance, end of period	$75,587	$82,121	$24,275

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date: August 20, 2004	By:	/s/ DAVID C. NAGEL
David C. Nagel President and Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Albert J. Wood, or his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Security and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID C. NAGEL David C. Nagel	President and Chief Executive Officer (Principal Executive Officer)	August 20, 2004

/s/ ALBERT J. WOOD Albert J. Wood	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	August 20, 2004

/s/ ERIC A. BENHAMOU Eric A. Benhamou	Chairman of the Board of Director	August 20, 2004

/s/ SATJIV S. CHAHILL Satjiv S. Chahill	Director	August 20, 2004

/s/ P. HOWARD EDELSTEIN P. Howard Edelstein	Director	August 20, 2004

/s/ ROBERT J. FINOCCHIO Robert J. Finocchio	Director	August 20, 2004

/s/ JEAN- LOUIS F. GASSEE Jean-Louis F. Gassee	Director	August 20, 2004

/s/ BETSY RAFAEL Betsy Rafael	Director	August 20, 2004

/s/ JOHN B. SHOVEN John B. Shoven, Ph.D.	Director	August 20, 2004