Form 10-Q
period 2004-08-27
PALMSOURCE INC
filed 2004-10-08
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 27, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of September 24, 2004, 15,164,994 shares of our Common Stock were outstanding.

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

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2004	2003
Revenues:
Related party license and royalty	$1,071	$10,287
Third party license and royalty	15,963	5,506

Total license and royalty	17,034	15,793
Related party support and service	91	199
Third party support and service	1,027	1,140

Total support and service	1,118	1,339

Total revenues	18,152	17,132

Cost of revenues:
License and royalty	754	1,380
Support and service	486	544

Total cost of revenues	1,240	1,924

Gross margin	16,912	15,208
Operating expenses:
Research and development	8,460	8,852
Sales and marketing	4,908	4,586
General and administrative	5,151	3,732
Amortization of intangible assets	—	98
Restructuring	602	—
Separation costs	16	1,025

Total operating expenses	19,137	18,293

Loss from operations	(2,225)	(3,085)
Interest expense	(31)	(127)
Interest and other income (expense), net	239	81
Gain on early extinguishment of debt	1,875	—

Loss before income taxes	(142)	(3,131)
Income tax provision	23	657

Net loss	$(165)	$(3,788)

Basic net loss per share	$(0.01)	$(0.38)

Shares used in computing basic net loss per share amounts	14,263	10,000

Diluted net loss per share	$(0.01)	$(0.38)

Shares used in computing diluted net loss per share amounts	14,263	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	August 31, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,981	$45,144
Short-term investments	25,105	25,057
Accounts receivable, net	6,325	6,038
Prepaids and other	1,697	2,124

Total current assets	66,108	78,363
Restricted investments	1,685	1,680
Property and equipment, net	2,021	2,281
Goodwill	52,845	52,845
Intangible assets, net	44	111
Long-term investments	16,787	16,733
Other assets	914	779

Total assets	$140,404	$152,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,218	$2,494
Deferred revenue	8,363	8,296
Accrued restructuring	602	—
Other accrued liabilities	8,593	7,625

Total current liabilities	19,776	18,415
Non-current liabilities:
Deferred revenue and other	9,464	10,386
Long-term convertible subordinated note	—	15,000

Commitments and contingencies (Notes 5 and 10)

Stockholders’ equity:
Common stock, $.001 par value, authorized: 100,000 and 950,000 shares, respectively; outstanding: 15,160 and 15,103 shares, respectively	15	15
Additional paid-in capital	166,909	165,835
Accumulated other comprehensive income	361	259
Unearned stock-based compensation	(4,592)	(5,754)
Accumulated deficit	(51,529)	(51,364)

Total stockholders’ equity	111,164	108,991

Total liabilities and stockholders’ equity	$140,404	$152,792

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(165)	$(3,788)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	416	851
Stock-based compensation transferred from Palm, Inc	—	(15)
Stock-based compensation expense	2,244	874
Deferred income taxes	130	411
Impairment of equity investment recorded at cost	—	—
Gain on early extinguishment of debt	(1,875)	—
Changes in assets and liabilities:
Receivable from related parties	—	1,336
Accounts receivable	(287)	(334)
Prepaids and other	268	63
Accounts payable	(135)	(658)
Payable to Palm, Inc	—	(1,088)
Deferred revenue	(985)	3,452
Accrued restructuring	602	(273)
Other accrued liabilities	1,531	1,005

Net cash provided by operating activities	1,744	1,836
Cash flows from investing activities:
Purchase of property and equipment	(89)	(307)
Proceeds from sale of assets	—	380

Net cash provided by (used for) investing activities	(89)	73
Cash flows from financing activities:
Offering expense	(710)	—
Repayment of long-term convertible subordinated note	(13,125)	—
Other, net	—	(288)

Net cash used for financing activities	(13,835)	(288)
Effect of exchange rate changes on cash	17	53

Change in cash and cash equivalents	(12,163)	1,674
Cash and cash equivalents, beginning of period	45,144	37,465

Cash and cash equivalents, end of period	$32,981	$39,139

Other cash flow information:
Cash paid for income taxes	$(74)	$(250)

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation

On August 27, 2001, Palm, Inc. (“Palm”) announced its plan to form a wholly-owned subsidiary to own and operate Palm’s operating system platform and licensing business, subsequently named PalmSource, Inc. (“PalmSource” or the “Company”). PalmSource develops and licenses operating system software, personal information management applications, and software development tools for mobile information devices. PalmSource targets device manufacturers, as well as developers, enterprises and consumers with its Palm operating system, or Palm OS. PalmSource’s product offerings include Palm OS, and services and support.

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

The Company incurred separately identifiable costs directly associated with related party professional services revenue of $0 and $5,000 for the three months ended August 31, 2004 and 2003, respectively.

The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year, which ends May 31, 2005. The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These condensed consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements and notes thereto for the fiscal year ended May 31, 2004 included in the Company’s Annual Report on Form 10-K (File No. 0-50402), filed with the Securities and Exchange Commission.

Note 2. Summary of Significant Accounting Policies

Fiscal Year

PalmSource’s 52-53 week fiscal year ends on the Friday nearest to May 31. PalmSource’s fiscal quarters end on a Friday and are generally thirteen weeks in length. For presentation purposes, the periods have been presented as ending on August 31 and May 31. Unless otherwise stated, all years and dates refer to PalmSource’s fiscal year and fiscal quarters.

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

	Three Months Ended August 31,
(In thousands)	2004	2003
Net loss, as reported	$(165)	$(3,788)
Add: Stock-based compensation included in reported net loss	2,244	883
Less: Stock-based compensation expense determined under fair value method for all awards	6,953	1,565

Pro forma net loss	$(4,874)	$(4,470)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.38)

Pro forma basic and diluted net loss per share	$(0.34)	$(0.45)

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

	Palm Stock Option Plans Three Months Ended August 31,		Palm Employee Stock Purchase Plan Three Months Ended August 31,		PalmSource Stock Option Plan Three Months Ended August 31,		PalmSource Employee Stock Purchase Plan Three Months Ended August 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free interest rate	—	1.5%	—	2.3%	2.9%	2.1%	1.9%	—
Volatility	—	100%	—	99%	100%	0%	100%	—
Option term (in years)	—	2.0	—	2.0	3.3	2.5	1.9	—
Dividend yield	—	0%	—	0%	0%	0%	0%	—

The weighted average estimated fair value of Palm stock options granted during the three months ended August 31, 2003 was $8.58 per share (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of PalmSource stock options granted during the three months ended August 31, 2004 was $12.89 per share (as adjusted for PalmSource’s 1-for-5 reverse stock split). No stock options were issued under the PalmSource stock option plan during the three months ended August 31, 2003. No shares were issued under the PalmSource Employee Stock Purchase Plan and the Palm Employee Stock Purchase Plan during the three months ended August 31, 2004 and 2003, respectively. After the distribution on October 28, 2003, PalmSource employees did not participate in the Palm Employee Stock Purchase Plan and no stock options were issued under the Palm stock option plans.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net loss per share is calculated based on the weighted average shares of common stock outstanding and shares of common stock equivalents. Common stock equivalents consist of stock options and common stock subject to repurchase, calculated using the treasury stock method, and convertible preferred stock, calculated using the if-converted method. Diluted net loss per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. For the three months ended August 31, 2004 and 2003, 232,000 and 914,000 shares, respectively of potential common stock equivalents, stock options and outstanding shares of convertible preferred stock and restricted stock were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gain (loss) on investments and accumulated foreign currency translation adjustments. Comprehensive loss for the three months ended August 31, 2004 and 2003 was $0.1 million and $4.0 million, respectively. Other comprehensive income (loss) for the three months ended August 31, 2004 and 2003 was $0.1 million and ($0.2) million, respectively. Other comprehensive income (loss) primarily consists of accumulated foreign currency translation adjustments for all periods presented.

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

Note 3. Dispositions

On August 29, 2003, PalmSource and PalmGear consummated certain transactions related to a stock purchase agreement, strategic alliance and service provider agreement and a brand license agreement between the parties. There was no pre-existing related party interest between PalmSource and PalmGear. In connection with the closing of the transactions, PalmSource sold its wholly-owned subsidiary whose assets comprised the Palm Digital Media product line to PalmGear. In addition, as part of the strategic alliance, PalmGear agreed to support an online store at PalmSource’s U.S. website, for Palm OS applications, and PalmSource provided PalmGear certain rights to a customer database. The initial term of the strategic alliance is three years. The total transaction fee to PalmSource from the above described transactions equaled $4.0 million. However, this amount was subject to a maximum $0.3 million contingent holdback based upon Palm Digital Media meeting certain financial metrics for the five-month period ending January 31, 2004, thereby resulting in current total proceeds of $3.7 million. The contingent holdback was settled for $0.2 million, resulting in total proceeds from the transaction of $3.9 million. In accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” PalmSource concluded that the entire arrangement represents a single unit of accounting as there is an undelivered element for which objective and reliable evidence of fair value does not exist. Accordingly, $3.5 million, representing net proceeds of $3.9 million less the book value of net assets of $0.4 million transferred to PalmGear, is being recognized ratably over the term of the arrangement. In addition, PalmSource is guaranteed additional future minimum fees from the strategic alliance and service provider agreement of $1.4 million over the three-year term of the arrangement.

Note 4. Debt

In October 2003, the Company entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit, but never made any borrowings under the line of credit. In May 2004, the revolving line of credit agreement with Silicon Valley Bank was terminated.

Following the distribution, PalmSource issued a $15.0 million convertible subordinated note to Texas Instruments, Inc. (“Texas Instruments”), bearing interest at 5% per annum and due December 6, 2006. In June 2004, PalmSource negotiated a prepayment of the $15.0 million convertible subordinated note in exchange for a 12.5% discount on the outstanding principal. Under the terms of the prepayment agreement, PalmSource paid approximately $13.1 million (plus accrued interest) of the original $15.0 million principal outstanding, resulting in a discount of approximately $1.9 million.

Note 5. Commitments

PalmSource’s facilities are leased under operating leases expiring at various dates through September 2005. Certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. PalmSource’s equipment lease expires in March 2007. Total future minimum lease payments are $1.5 million, $0.1 million and $31,000 for the remaining nine months ending May 31, 2005, and years ending May 31, 2006 and 2007, respectively.

In June 2002, PalmSource entered into two royalty agreements with third-party vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party vendor for certain licensed technology, which includes minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.5 million, $0.6 million, $0.6 million, $0.4 million, and $0.3 million for the remaining nine months ending May 31, 2005, and for the years ending May 31, 2006, 2007, 2008, 2009 and thereafter, respectively.

PalmSource has certain payments due to palmOne under business services and other agreements that were entered into with Palm in connection with the separation. The agreements with Palm also include certain indemnifications, including indemnifications of Palm under the tax sharing agreement, of any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of August 31, 2004 and May 31, 2004. (See Note 8, Transactions with Palm.)

Under the indemnification and warranty provisions of the Company’s standard software license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. The Company has never incurred significant expense under its product or services indemnification or warranty provisions. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of August 31, 2004 or May 31, 2004.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. These indemnification agreements were grandfathered under the provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as they were in effect prior to December 31, 2002, however, new directors added under these arrangements will not be grandfathered. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of August 31, 2004.

The Company had made certain acquisitions prior to the adoption of FIN No. 45. As part of an acquisition, the Company acquires all of a company’s stock or all of its assets and liabilities including assuming certain indemnification obligations that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of August 31, 2004.

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

Under the voluntary stock option exchange program, certain key executives were offered the opportunity to exchange outstanding stock option grants for restricted stock and replacement stock options. In connection with the program, 1,042,000 stock options, as adjusted for the one-for-five reverse stock split, were cancelled on August 4, 2003 and, on the same date, 689,490 shares of restricted stock with a purchase price equal to the par value of a share of PalmSource common stock were granted in exchange. In addition, 713,914 replacement options were granted on February 2, 2004 with an exercise price of $18.42, which was the closing price of a share of PalmSource common stock on the date of grant.

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

On July 29, 2004, the Company granted 50,268 shares of restricted stock to key executives with a purchase price equal to $0.001. The issuance of the restricted stock grants to key executives resulted in an aggregate of $1.0 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on July 29, 2004.

On August 19, 2004, the Company granted 10,000 shares of restricted stock to a consultant with a purchase price equal to $0.001. The issuance of the restricted stock grants to the consultant resulted in an aggregate of $0.2 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on August 19, 2004.

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The employee and executive restricted stock awards vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The consultant restricted stock awards vest 25% on the grant date and thereafter 25% upon 6-month anniversary of the grant date, one-year anniversary of the grant date, and 18-month anniversary of the grant date. During the three months ended August 31, 2004 and 2003, the Company recognized stock-based compensation expense of $2.2 million and $0.9 million, respectively, related to the above restricted-stock grants.

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

Stock Option Plans

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan (“Equity Incentive Plan”) and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance units and (e) performance shares. The Company has reserved a total of 3,626,294 shares of its common stock, as adjusted for the one-for-five reverse stock split, and subject to annual increases beginning in 2005 for grant under the Equity Incentive Plan, which includes shares that have been reserved but not granted pursuant to options under the PalmSource 2001 Stock Plan and any shares returned to the PalmSource 2001 Stock Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Plan. For the three months ended August 31, 2004, 78,000 options were granted and 12,000 options were cancelled.

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

Public Offering

In April 2004, PalmSource sold 3,450,000 shares of common stock at a public offering price of $18.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds from the offering were approximately $57.4 million.

Note 7. Restructuring Charges

In the quarter ended August 31, 2004, PalmSource recorded restructuring charges of $0.6 million related to restructuring actions which consisted of workforce reductions of 16 regular employees, primarily in the U.S. Restructuring charges were related to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of August 31, 2004, the remaining accrual was $0.6 million. The majority of the restructuring charges is expected to be paid in the second quarter of fiscal year 2005.

Note 8. Transactions with Palm

For the periods subsequent to the separation date through the distribution date on October 28, 2003, intercompany transactions and balances between PalmSource and Palm consisted of the following (in thousands):

	The Period From June 1, 2003 to October 28, 2003	Three Months Ended August 31, 2003	Year Ended May 31, 2003
Balance at beginning of period	$3,151	$3,151	$864
Royalty and license fees	13,475	8,194	38,125
Support and services	224	112	1,174
Cost of revenues	15	15	(77)
Research and development expenses	(172)	(108)	(779)
Sales and marketing expenses	(27)	(15)	(2,241)
General and administrative expenses	(324)	(206)	(372)
Allocation of corporate services	(514)	(353)	(5,381)
Real estate/facilities expenses	—	—	(794)
Stock-based compensation	(65)	(20)	(1,052)
Other income (expense), net	(3)	(3)	22
Collection of third party receivables by Palm on behalf of PalmSource	—	—	360
Cash paid by Palm on behalf of PalmSource, net	(106)	(95)	(3,029)
Net assets transferred to PalmSource	(27)	(27)	(911)
Net cash transfers from Palm	(13,030)	(7,052)	(20,413)
Other	(2,597)	(708)	(2,345)

Balance at end of period	$—	$2,885	$3,151

Average balance during the period	$1,313	$3,018	$2,008

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

Allocated costs included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	The Period from June 1, 2003 to October 28, 2003	Three Months Ended August 31,2003
Cost of revenues	$2	$2
Research and development	8	8
Sales and marketing	28	28
General and administrative	$476	$315

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

For purposes of governing certain of the ongoing relationships between PalmSource and Palm at and after December 3, 2001 and to provide for an orderly transition, PalmSource and Palm entered into various agreements. For a description of all PalmSource and Palm agreements, refer to the notes to the combined and consolidated financial statements for the year ended May 28, 2004 included in the Company’s Annual Report on Form 10-K (File No. 0-50402) filed with the Securities and Exchange Commission. Following is a summary of some of those agreements:

Software License Agreement

Under the Amended and Restated Software License Agreement (the “Software License Agreement”), PalmSource agreed to grant to Palm certain licenses to develop, manufacture, test, maintain and support its products. In addition, PalmSource agreed to grant to Palm a source code license and certain rights to use, produce, grant end user sublicenses and distribute certain software. Palm will pay PalmSource license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees. The Software License Agreement expires December 3, 2006 and includes a minimum annual royalty and license commitment of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring December 3, 2002, 2003, 2004, 2005, and 2006, respectively. Under the terms of the Software License Agreement, PalmSource has recognized license and royalty revenues of $17.6 million, and $38.1 million for the years ended May 31, 2002 and 2003, respectively. For the year ended May 31, 2004, PalmSource recognized license and royalty revenues of $17.1 million prior to the distribution from Palm, and $21.0 million after the distribution from palmOne. During the three months ended August 31, 2003, PalmSource recognized license and royalty revenues of $8.2 million from Palm, and during the three months ended August 31, 2004,

PalmSource recognized license and royalty revenues of $10.3 million from palmOne. In addition, PalmSource has recognized support and service revenues of $0.8 million and $1.2 million for the years ended May 31, 2002 and 2003, respectively. For the year ended May 31, 2004, PalmSource recognized support and service revenues of $0.2 million prior to the distribution from Palm, and $0.5 million after the distribution from palmOne. PalmSource recognized support and service revenues of $0.1 million from Palm during the three months ended August 31, 2003, and $0.2 million from palmOne during the three months ended August 31, 2004.

Trademark Agreements

Since the distribution, the use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm” (including “palmOne”) are controlled by Palm Trademark Holding Company, LLC (the “Holding Company”), a holding company established and owned 45% by palmOne and 55% by PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. The Holding Company’s administration of the intellectual property is governed by its operating agreement and by trademark license agreements between the Holding Company and each of PalmSource and palmOne. Based on its operating structure, the Holding Company arrangement is essentially a cost sharing mechanism between palmOne and PalmSource to administer the intellectual property rights attributed to the “Palm” trademark.

Intercompany Loan Agreement

The terms of the note payable to Palm for $20.0 million were set forth in the Amended and Restated Intercompany Loan Agreement. The note payable to Palm bore interest at 2.48% per annum. At the time of the distribution, the $20.0 million was contributed by Palm to the Company as additional paid-in capital. The related accrued interest was paid within seven days after the distribution date.

In connection with the distribution, Palm and Texas Instruments agreed that the $50.0 million 5% convertible subordinated note issued in December 2001 would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by PalmSource, the PalmSource note. Following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. PalmSource’s assumption of the PalmSource note was recorded as a capital distribution to Palm as a reduction to additional paid-in capital. The Texas Instruments note was repaid during the quarter ended August 31, 2004 (see Note 4, Debt, for further discussion).

Note 9. Other Related Party Transactions

Under the terms of the license agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $1.1 million and $2.1 million for the three months ended August 31, 2004 and 2003, respectively. In addition, PalmSource has recognized support and service revenues of $0.1 million and $0.1 million for the three months ended August 31, 2004 and 2003, respectively. These amounts have been included in related party revenues in the condensed consolidated financial statements. As of August 31, 2004 and May 31, 2004, there were no outstanding receivables from Sony in the condensed consolidated financial statements.

Effective October 7, 2002, PalmSource entered into a business collaboration agreement, which expires in October 2012, with Sony under which PalmSource and Sony agreed to share certain information regarding ongoing product and development plans and, for a period of at least three years, to establish mutually agreed written co-development plans for potential areas of joint development. Under the business collaboration agreement, prior to October 7, 2003, PalmSource will not engage another licensee of Palm OS as a development partner under a joint development agreement to participate in a co-development program for new versions of Palm OS and from October 7, 2003 until October 7, 2005, PalmSource will not engage more than two development partners meeting the above requirements in addition to Sony, and PalmSource will first offer to discuss new projects with Sony prior to engaging such additional development partners.

Prior to July 2000, Palm was a wholly-owned subsidiary of 3Com Corporation. PalmSource’s chairman of the board of directors, Eric Benhamou, is also the chairman of the board of directors of 3Com Corporation and the chairman of the board of directors of palmOne. Mr. Benhamou will retire after the Company’s annual meeting in October 2004.

PalmSource’s president and chief executive officer, David Nagel, was a director of palmOne until the distribution.

The Company entered into a consulting agreement with one of its directors effective as of August 1, 2003 through July 31, 2005, to provide services to PalmSource for four days per month. Under the terms of the consulting agreement, this director will be paid $11,200 per month for consulting services outlined by PalmSource’s chief executive officer. This director will retire from the PalmSource board of directors after the Company’s annual meeting in October 2004.

Note 10. Litigation

On February 9, 2004, a suit was filed in the United States District Court for the Northern District of California naming the Company, palmOne, and Handspring as defendants. The case is captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Case No. C04-0528. The case alleges that the three defendants have engaged in willful infringement, both direct and contributory and inducement of infringement, of U.S. Patent No. 5,276,311, titled, “Method and Device for Simplifying the Use of a Plurality of Credit Cards, or the Like,” with respect to certain hardware products allegedly offered for sale by palmOne, PalmSource and Handspring. The complaint seeks injunctive relief, unspecified damages and attorneys’ fees. E-Pass filed claims against 3Com and Palm in 2000 alleging infringement of the same patent; however, the suit naming the Company identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. The cases are in the claim construction phase. The Company intends to defend vigorously against the claim.

On December 3, 2003, a suit was filed in the United States District Court of Washington at Seattle naming the Company as a defendant along with palmOne Inc., and PalmGear, Inc. The case is captioned Digeo, Inc. v. Palm, Inc., et al., No. C03-3822. The complaint alleges willful infringement of U.S. Patent No. 5,734,823, titled “Systems and Apparatus for Electronic Communication and Storage of Information.” The complaint sought a preliminary and permanent injunction, unspecified damages and attorneys’ fees. The Company reached a settlement of this action in June 2004, and the action was dismissed in its entirety at that time.

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, or ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the ‘656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ‘656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC. On October 5, 2001, the CAFC affirmed-in-part and reversed-in-part the District Court’s ruling, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ‘656 patent is valid, enforceable, and infringed. The defendants appealed. The CAFC remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ‘656 patent. Following the CAFC’s remand to the District Court, both parties filed motions for summary judgment with the District Court on the issue of invalidity, and the District Court heard those motions on December 10, 2003. On February 21, 2003, CAFC affirmed the finding that the defendants infringed the ‘656 patent, but reversed the district court’s finding that the ‘656 patent was valid, and enforceable, and remanded for further proceedings. The CAFC denied Xerox’s petition for a rehearing, and the case was remanded to the district court for a determination of whether the patent is valid and enforceable. On March 29, 2004, the District Court granted Xerox’s unopposed motion to amend its complaint naming PalmSource as a defendant. On May 21, 2004, the District Court granted the defendants’ motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. On May 26, 2004, the District Court entered final judgment in favor of the defendants. On June 1, 2004, the defendants filed a motion for clarification of the ruling regarding the District Court’s summary judgment decision and on June 10, 2004, Xerox filed a motion to alter or amend that decision. Both motions remain pending. On June 18, 2004, Xerox filed a Notice of Appeal to the District Court’s summary judgment decision. On July 15, 2004, the CFAC issued an order decertifying Xerox’s appeal pending resolution of Xerox’s motion to alter or amend the

District Court’s summary judgment decision. The CAFC’s February 20, 2003 decision indicates that the District Court should grant Xerox’s request for injunctive relief if the patent is valid and enforceable. If an injunction is obtained by Xerox, it could have a significant adverse impact on PalmSource’s operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, Xerox has stated in its court pleadings that it will seek at trial a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, palmOne might be liable to palmOne’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patent claims against palmOne’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation. As part of PalmSource’s separation agreements with palmOne, palmOne is required to indemnify PalmSource for certain damages that PalmSource may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify PalmSource, PalmSource might be required to pay Xerox significant damages or license fees or pay PalmSource’s licensees significant amounts to indemnify them for their losses. In particular, pursuant to the separation agreements between PalmSource and palmOne and, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, PalmSource will be required to pay any shortfall amounts. Any such payment by PalmSource does not, however, relieve palmOne of its obligation either to make the payment or to reimburse PalmSource. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. PalmSource cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. Although palmOne has prevailed at the current stage of the litigation on the claims made by Xerox, there can be no assurance that palmOne will be ultimately successful or that an adverse outcome will not significantly harm PalmSource’s business. PalmSource further believes that it is remote that PalmSource will incur a loss resulting from any fees or damages in excess of amounts recoverable from Palm under Palm’s indemnification of PalmSource.

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

Geographic Information

PalmSource’s headquarters and most of its operations are located in the United States. PalmSource conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the three months ended August 31, 2004 and 2003, no country outside the United States or Japan accounted for 10% or more of total revenues. Revenues and net property and equipment by geographic region are as follows (in thousands):

	Three Months Ended August 31,
	2004	2003
Revenues:
United States	$14,287	$12,988
Japan	1,162	2,181
Other	2,703	1,963

Total	$18,152	$17,132

	August 31, 2004	May 31, 2004
Long-lived assets:
United States	$74,064	$57,443
Other	232	253

Total	$74,296	$57,696

The following individual customers accounted for 10% or more of total revenues for the fiscal periods ended:

	Three Months Ended August 31,
	2004	2003
palmOne/Palm	58%	49%
Sony	6%	13%

Note 12. Subsequent Events

On September 29, 2004, the Company entered into a new corporate headquarters lease agreement with Christensen Holdings, L.P. The lease is for approximately 71,000 rentable square feet located at 1188 East Arques Avenue, Sunnyvale, California. The initial term of the lease is five years with an estimated commencement date of February 1, 2005. The Company has the option to extend the initial term of this lease for two additional periods of up to five years each with respect to all or a portion of the leased premises.

On September 29, 2004, in connection with current negotiations regarding a potential acquisition, the Company made a $1.5 million unsecured loan to a private foreign holding company, which conducts operations through its wholly-owned subsidiary, an early stage software and services company organized under the laws of the People’s Republic of China. The loan is due on May 25, 2005. The loan bears interest at 6% per annum, compounded quarterly, payable at maturity. If the loan is not repaid when due, it may be converted, at the option of the Company, at a fixed price, into a minority equity interest in the borrower.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operatio ns

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

Our 52-53 week fiscal year ends on the Friday nearest to May 31. Our fiscal quarters end on a Friday and are generally 13 weeks in length. For presentation purposes, our periods have been presented as ending on August 31 and May 31. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

Our Separation from Palm

We were incorporated in December 2001 as a wholly-owned subsidiary of Palm to conduct substantially all of the business of its operating system software group. In connection with the separation of the two businesses, Palm contributed to us substantially all of the assets and liabilities comprising the Palm operating system software group, and issued to us an intercompany loan of $20.0 million, which was contributed as additional paid-in-capital immediately prior to the distribution. Since our incorporation, Palm also made additional net capital contributions and transfers to us totaling $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date. In connection with Palm’s capital contributions and distributions, we issued a $15.0 million 5% convertible subordinated note payable to Texas Instruments, due December 6, 2006. For a description of the 5% convertible subordinated note see the section titled “Liquidity and Capital Resources—The Convertible Note.” The 5% convertible subordinated note was prepaid in June 2004 (see Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion).

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

Business

Our revenues consist of license and royalty, and support and service revenues. We primarily generate revenues by licensing Palm OS to mobile information device manufacturers. We also generate revenues from providing support and services to our licensees, from the Palm OS Ready program participants and from our online software store. Prior to the distribution, we presented revenues from Palm and Sony, a PalmSource stockholder, separately as related party revenues. Subsequent to the distribution, we present only revenues from Sony as related party revenues.

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

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on palmOne and, to a lesser extent, Sony for a large percentage of our revenues. Revenues and percentage of total revenues from palmOne, including Handspring, and Sony for the three months ended August 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended August 31,
	2004		2003
	Revenue	% of Total Revenues	Revenue	% of Total Revenues
Palm/palmOne	$10,456	57.6%	$8,306	48.5%
Sony	1,162	6.4%	2,181	12.7%
Handspring	—	0%	1,555	9.1%

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

From time to time, license agreements with our existing licensees expire without renewal, or terminate early due to financial constraints of the licensees or, in the case of Acer, due to a contractual dispute. For a description of the Acer contractual dispute, see Note 10 of Notes to Condensed Consolidated Financial Statements.

We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012, and our license agreement with Handspring expired upon the closing of the Handspring merger. Royalties from the sale of Handspring products are now subject to the terms of our license agreement with palmOne, and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Both of these licensees can cease selling Palm Powered products at any time, which may be due to their withdrawal from the market or their use of a competing operating system such as an operating system based on Linux or as provided by Microsoft and Symbian. However, palmOne will remain subject to its minimum commitment requirements. We cannot assure you that we will be able to renegotiate these licensing agreements on favorable terms, if at all, once they expire.

Industry Dynamics. The software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition. One key trend has been the decline in spending on information technology by enterprises and consumers as a result of the weakened global economy. Simultaneously with this economic weakness, we are seeing an increasingly competitive environment among mobile information device manufacturers. Due to this increasingly competitive environment in a maturing market, certain of our licensees may reduce or cease to sell Palm Powered products. For example, in June 2004, Sony, a licensee and stockholder of ours, announced that it would discontinue the Clie® PDA product line in the U.S. and other markets outside of Japan for the rest of the year while it reassesses the market, which will affect our future revenue from Sony. As a result of a number of competitive factors, such as the timing of the release and the targeted markets of products, mobile device manufacturers are increasingly developing products at various price points. In addition, higher-end products are facing downward pricing pressures. Accordingly, some of our licensees are experiencing significant fluctuations in their average selling prices and declining volume. These pricing fluctuations and volume declines may adversely impact the royalties that we earn from our licensees. Partially in response to these trends, we have undertaken a number of restructuring efforts to realign our cost structure with our business operations and may do so in the future.

Historically, we have generated revenues from a mix of upfront license fees and per unit royalties. We have generally recognized upfront license fees from license agreements over the term of such agreements. Recently, we have witnessed a trend in the software industry away from the payment of upfront license fees in favor of royalty fees based upon products sold. We have experienced a significant decline in our upfront license fees and, as a result, we expect our deferred revenues to decline over time.

Palm OS licensees reported shipments of 1.4 million Palm Powered units during the three months ended August 31, 2004 compared to 1.2 million units during the three months ended August 31, 2003. Of the total units shipped during the three months ended August 31, 2004, handheld devices, smartphone devices and other devices comprised 74%, 21% and 5%, respectively, compared to the three months ended August 31, 2003 where handheld devices, smartphone devices, and other devices comprised 90%, 17%, and 3%, respectively. As the market for PDAs matures, as seen by recent declines in PDA unit sales, we expect that our future revenue growth will come from other mobile information devices, in particular smartphones that incorporate Palm OS. We believe the market for other mobile information devices is in its early stages, and the growth potential of these markets may not be realized. Additionally, we face strong competition from Symbian and Microsoft, and anticipate further competition from other competing software platform providers, such as Linux. The smartphone market itself has a limited number of device manufacturers, and we may not be successful in engaging many of them as licensees. We may need to enter into collaborative relationships or acquire additional technology or businesses to successfully compete in this market. If we, or our licensees, are unsuccessful in penetrating the markets for smartphones and other new next generation smart mobile products, or if such markets do not develop as anticipated, our revenues will suffer. To compete in these new markets and to continue to expand our product offerings into new markets and industries, we expect to enhance Palm OS by incorporating additional technologies licensed from third-party vendors. We will need to negotiate favorable terms on these third-party royalty contracts, or our cost of license revenues and our gross margins could decrease.

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

Allocations from Palm

Significant assumptions and estimates have been used in the determination of cost allocations from Palm included in our condensed consolidated financial statements and the preparation of our historical financial information prior to our separation from Palm. These allocations and charges are calculated on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, or the specific level of activity directly related to such costs. Accordingly, our condensed consolidated financial statements may not be representative of future performance or what they would have been had we operated as a separate stand-alone entity during the periods presented.

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

Income Taxes

Prior to the distribution date, our income tax provision has been determined on a separate return basis as if we had operated as a stand-alone entity. Our operating results were historically included in the tax returns of Palm and its certain foreign subsidiaries. We have estimated the income taxes that would have related to our business in each of the jurisdictions in which we operate as if we had historically operated on a stand-alone basis. We have established a valuation allowance against our deferred tax assets for all periods presented based on our estimates of future taxable income.

Results of Operations

Comparison of Three Months Ended August 31, 2004 and 2003

Related party license and royalty revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Related party license and royalty revenues	$1,071	$10,287	(90)%
Percentage of total revenues	5.9%	60.1%

Prior to the distribution, we recognized revenues from Palm as related party revenues, and subsequent to the distribution, we recognized revenues from palmOne as third party revenues. License and royalty revenues from Palm, which consisted primarily of royalty fees received from shipment of PDAs, were $8.2 million for the three months ended August 31, 2003. License and royalty revenues from Sony were $1.1 million and $2.1 million for the three months ended August 31, 2004, and 2003, respectively. The decrease in related party license and royalty revenues during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 was principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. Prior to the distribution, Palm revenues were recognized as related party revenues. Related party revenues from Sony decreased by $1.0 million for the three months ended August 31, 2004 compared to the same period in fiscal year 2004 primarily due to Sony’s withdrawal of the Clie® handheld from markets outside of Japan.

Third party license and royalty revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Third party license and royalty revenues	$15,963	$5,506	190%
Percentage of total revenues	87.9%	32.1%

The increase in third party license and royalty revenues during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 was principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. palmOne license and royalty revenues were $10.3 million for the three months ended August 31, 2004. Prior to the distribution, Palm revenues were recognized as related party revenues. The increase in third party license and royalty revenues during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 was also due to renegotiated license agreements that increased revenue in the first quarter of fiscal year 2005 by approximately $1.1 million. Additionally, the renegotiations have resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). The increases in third party license and royalty revenues for the three months ended August 31, 2004 compared to the same period in fiscal year 2004 were offset by a decrease in top-up payments of $0.5 million. Top-up payments were $0.8 million for the three months ended August 31, 2004 compared to $1.3 million for the three months ended August 31, 2003. License and royalty revenues from Handspring were $1.5 million for the three months ended August 31, 2003. The decrease in Handspring license and royalty revenues for the three months ended August 31, 2004 compared to the same period in fiscal year 2004 was due to the Handspring merger on October 28, 2003. Prior to the merger, Handspring had minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. The Handspring license agreement terminated as a result of the merger and we are no longer entitled to the $1.5 million quarterly minimum commitment through April 2009, and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Accordingly, our combined revenues from palmOne and Handspring will decline if the merger does not result in significant increased sales.

The license and royalty revenues from palmOne were $10.3 million for the three months ended August 31, 2004 compared to the combined license and royalty revenues from Palm and Handspring of $9.7 million for the three months ended August 31, 2003. The increase in license and royalty revenues of $0.6 million was due to increased shipments by palmOne. During the three months ended August 31, 2003, Handspring paid $1.2 million in top-up payments, as Handspring did not meet their quarterly royalty commitments. However, there were no top-up payments from palmOne during the three months ended August 31, 2004.

Related party support and service revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Related party support and service revenues	$91	$199	(54)%
Percentage of total revenues	0.5%	1.2%

Support and service revenues from Palm were $0.1 million for the three months ended August 31, 2003. Support and service revenues from Sony were $0.1 million for both three-month periods ended August 31, 2004 and 2003. The decrease in related party support and service revenues during the three months ended August 31, 2004 compared to the same period in fiscal year 2003 was due to recognizing palmOne revenues as third party revenues subsequent to the distribution.

Third party support and service revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Third party support and service revenues	$1,027	$1,140	(10)%
Percentage of total revenues	5.7%	6.6%

The decrease in third party support and service revenues during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 was primarily due to a decrease of $0.2 million in expired support agreements and a decrease of $0.1 million in professional services revenues, offset by the increase in palmOne support and service revenues of $0.2 million recognized as third party revenues subsequent to the distribution.

Cost of license and royalty revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Cost of license and royalty revenues	$754	$1,380	(45)%
Percentage of total revenues	4.1%	8.0%

Cost of license and royalty revenues principally represents royalty payments to third-party technology vendors, payments to publishers fore Book content and amortization of purchased intangible assets. The decreases in cost of license and royalty revenues during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 in absolute dollars and as a percentage of total revenues were primarily due to the decrease of $0.4 million in the elimination of payments to eBook content providers due to the sale of Palm Digital Media to PalmGear in August 2003. In addition, the decrease was also attributed to ceased amortization for Palm Digital Media intangible assets of $0.1 million after it was sold to PalmGear. The majority of our cost of license and royalty revenues is of a fixed nature, either the amortization of purchased intangibles or term license fees paid to technology vendors recognized ratably, and is not directly related to or allocable to either third party or related party revenues. We expect cost of license and royalty revenues to increase due to increased royalty payments for licensed technology to support new versions and features of Palm OS, which are partially offset by a decline in amortization of purchased intangible assets as certain intangible assets become fully amortized and the elimination of payments to eBook content providers due to the sale of Palm Digital Media to PalmGear in August 2003.

Cost of support and service revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Cost of support and service revenues	$486	$544	(11)%
Percentage of total revenues	2.7%	3.2%

Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The decreases in cost of support and service revenues during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 in absolute dollars and as a percentage of total revenues were primarily due to the decrease in employee related costs of $0.1 million. We monitor our support and service costs and expect that such costs will fluctuate in accordance with customer demand for our support and service offerings.

Research and development expenses.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Research and development expenses	$8,460	$8,852	(4)%
Percentage of total revenues	46.6%	51.6%

Research and development expenses consist primarily of personnel and related costs, including bonus expense, to support our product development and related information technology and facilities costs. The decreases in research and development expenses during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 in absolute dollars and as a percentage of total revenues were primarily due to a decrease in employee related expenses of $0.3 million resulting from the sale of Palm Digital Media to PalmGear in August 2003. Our research and development expenses are primarily fixed employee costs. These costs are monitored and reviewed by management, and we expect to adjust our research and development efforts in response to market conditions and economic trends.

Sales and marketing expenses.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Sales and marketing expenses	$4,908	$4,586	7%
Percentage of total revenues	27.0%	26.8%

Sales and marketing expenses consist primarily of personnel and related costs, including bonus expense, of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials, customer conferences and related information technology and facilities costs. The increases in sales and marketing expenses during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 in absolute dollars and as a percentage of total revenues were primarily due to an increase in stock-based compensation expense of $0.3 million as a full quarter of expense was recorded for deferred stock-based compensation for all restricted stock grants in the three months ended August 31, 2004 compared to only one month of deferred stock-based compensation expense was recorded for the August 2003 grants during the three months ended August 31, 2003. We expect sales and marketing expenses to fluctuate in response to market conditions, changes in employee headcount, geographic expansion, economic trends and the cost and timing of future PalmSource developer conferences.

General and administrative expenses.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
General and administrative expenses	$5,151	$3,732	38%
Percentage of total revenues	28.4%	21.8%

General and administrative expenses consist primarily of personnel and related costs, including bonus expense, for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. The increases in general and administrative expenses during the three months ended August 31, 2004 compared to the same period in fiscal year 2004 in absolute dollars and as a percentage of total revenues were primarily due to an increase in stock-based compensation expense of $0.7 million as a full quarter of expense was recorded for deferred stock-based compensation for all restricted stock grants in the three months ended August 31, 2004 compared to only one month of deferred stock-based compensation expense was recorded for the August 2003 grants during the three months ended August 31, 2003. In addition, the increase was also due to an increase in employee related expense of $0.4 million from new hires. We expect that general and administrative expenses will decrease as stock-based compensation expense in connection with the issuance of our restricted stock in August 2003 decreases based on the accelerated amortization schedule calculated under the multiple option approach. See Note 6 of Notes to

Condensed Consolidated Financial Statements. The decreases will be partially offset by increases due to demands of operating as a public company. In particular, as a result of the distribution, we have a large stockholder base for a company our size and expect to incur significant costs associated with routine stockholder communications, in addition to the potentially significant legal and regulatory compliance costs associated with being a public company.

Amortization of intangible assets.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Amortization of intangible assets	$—	$98	(100)%
Percentage of total revenues	0.0%	0.6%

Amortization of intangible assets consists of amortization related to our acquisitions. Amortization of intangibles from prior acquisitions was completed in the second quarter of fiscal year 2004.

Restructuring.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Restructuring	$602	$—	100%
Percentage of total revenues	3.3%	0.0%

Restructuring charges principally consisted of workforce reductions, including severance, benefits, related expenses and facility closings. The restructuring charges in the three months ended August 31, 2004 were primarily workforce reduction costs for severance, benefits, and related costs associated with a reduction of 16 employees. In accordance with SFAS No. 146, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less. The majority of the restructuring charges is expected to be paid in the second quarter of fiscal year 2005.

Separation costs.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Separation costs	$16	$1,025	(98)%
Percentage of total revenues	0.1%	6.0%

Separation costs are generally consulting and professional fees related to separating our business from Palm, effecting the distribution and establishing PalmSource as a separate independent company. The decrease in separation costs for the three months ended August 31, 2004 compared to the same period in fiscal year 2004 was due to the completion of the PalmSource distribution in the second quarter of fiscal year 2004. The costs subsequent to the distribution represent adjustments to settle remaining costs and wrap-up activities. As the distribution was completed in the second quarter of fiscal year 2004, we do not expect to incur substantial separation costs in future periods.

Interest expense.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Interest expense	$(31)	$(127)	76%
Percentage of total revenues	(0.2)%	(0.7)%

Interest expense prior to the distribution date represents interest on the $20.0 million 2.48% note payable to Palm through the distribution date. Interest expense subsequent to the distribution date represents interest on the $15.0 million, 5% convertible, subordinated note issued to Texas Instruments. In June 2004, we negotiated a prepayment of the Texas Instrument $15.0 million 5% convertible subordinated note. We expect interest expense to decrease in future periods as a result of the prepayment.

Interest and other income (expense), net.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Interest and other income (expense), net	$239	$81	195%
Percentage of total revenues	1.3%	0.4%

The change in other income (expense) in the three months ended August 31, 2004 compared to the same period in fiscal year 2004 was primarily due to interest income on cash and investments from the public offering completed in April 2004. We expect other income (expense) to fluctuate in future periods due to changes in interest rates and foreign exchange fluctuations.

Gain on early extinguishment of debt.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Gain on early extinguishment of debt	$1,875	$—	100%
Percentage of total revenues	10.3%	0.0%

Gain on early extinguishment of debt for the three months ended August 31, 2004 represents the gain on prepayment of the Texas Instrument $15.0 million 5% subordinated note in June 2004 at a discount of 12.5%.

Income tax provision.

	Three Months Ended August 31,		Percent Change
(In thousands)	2004	2003
Income tax provision	$23	$657	(96)%
Percentage of total revenues	0.1%	3.8%

We incurred net operating losses for the three months ended August 31, 2004 and 2003, and as a result we did not record a benefit for temporary differences and maintained a full valuation allowance. The change in the income tax provision for the three months ended August 31, 2004 compared to the same period in fiscal year 2004 was primarily due to the timing of research and development credits, amortization of goodwill amortization, and reduced foreign withholding taxes.

Liquidity and Capital Resources

Cash Flows

At August 31, 2004, we had cash and cash equivalents of $33.0 million, representing a decrease of $12.2 million from May 31, 2004. The decrease included the prepayment of the Texas Instruments $15.0 million 5% convertible subordinated note at a discount of 12.5% in June 2004.

Net cash provided by operating activities was $1.7 million for the three months ended August 31, 2004 compared to $1.8 million for the three months ended August 31, 2003. The decrease in cash provided by operating activities for the three months ended August 31, 2004 as compared to the same period in fiscal year 2004 was primarily due to a decrease in net loss and a decrease in deferred revenue. During the first quarter of fiscal year 2004, we received net proceeds of $3.3 million from a transaction with PalmGear that we classified as deferred revenue, which is to be recognized ratably over the three-year term of the arrangement. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront initial license fees and timing of shortfall payment minimums. If we are unable to obtain significant upfront fees or otherwise increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future.

Net cash used for investing activities was $0.1 million for the three months ended August 31, 2004 and net cash provided by investing activities was $0.1 million for the three months ended August 31, 2003. We have historically used cash for acquisitions of businesses with complementary technologies and for the purchase of property, plant and equipment. We anticipate capital expenditures for property, plant and equipment to be approximately $2.2 million for the remainder of fiscal year 2005. We may use cash resources to pursue strategic acquisitions or investments in other companies that provide products and services that are complementary to ours.

Net cash used for financing activities was $13.8 million for the three months ended August 31, 2004 and $0.3 million for the same period in fiscal year 2004. During the three months ended August 31, 2004 we negotiated a prepayment of the Texas Instruments $15.0 million 5% convertible subordinated note at a discount of 12.5% for $13.1 million. Historically, Palm has been our principal source of cash from financing activities. Since the separation of the Palm and PalmSource businesses, Palm has made net capital contributions and transfers to us in cash of $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date, October 28, 2003, which is net of the contribution of the $20.0 million 2.48 % note payable to Palm, a cash contribution of $6.0 million, net transfers of $0.2 million and the transfer to us of the $15.0 million 5% convertible subordinated note due 2006 to Texas Instruments. Since the distribution, palmOne is no longer providing funds to finance our working capital or other cash requirements. Therefore, we may require or choose to obtain additional debt or equity financing in the future. In April 2004, we sold 3,450,000 shares of our common stock in a public offering for net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $57.4 million. In October 2002, we received an investment of $20.0 million from Sony for 3,333,333 shares of our Series A preferred stock at a purchase price of $6.00 per share, which automatically converted into 666,666 shares of our common stock at the time of the distribution.

Short-Term and Long-Term Investments

At August 31, 2004, we had $25.1 million of short-term investments and $16.8 million of long-term investments primarily in high quality government securities compared to $25.1 million of short-term investments and $16.7 million of long-term investments at May 31, 2004. Our investments are subject to interest rate risk and will fall in value if market interest rates increase substantially.

Line of Credit

In October 2003, we entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit, but never made any borrowings under the line of credit. In May 2004, we terminated the revolving line of credit agreement.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from U.S. and global economic uncertainties. We believe that our current cash and cash equivalents, together with cash expected to be generated from operations, will be sufficient to satisfy our working capital, capital expenditures and operating expense requirements for the next 12 months. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure you that financing, if needed, will be available on favorable terms, if at all. Any equity financing will dilute the ownership interests of our stockholders, and any debt financing may contain restrictive covenants.

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

In connection with the distribution, Palm and Texas Instruments agreed that the original Palm note would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by us, or the PalmSource note. Immediately following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. In June 2004, in exchange for a 12.5% discount, we negotiated a prepayment of the $15.0 million convertible subordinated note due to Texas Instruments and the PalmSource note was eliminated. The note had an interest rate of 5% payable semi-annually, and the $15.0 million principal was scheduled to be paid upon maturity on December 6, 2006.

Commitments

Future payments under contractual obligations and other commercial commitments, as of August 31, 2004, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$2.3	$2.2	$0.1	$—	$—
Third-Party Royalty Commitments	2.4	0.6	1.1	0.7	—

Total Contractual Obligations	$4.7	$2.8	$1.2	$0.7	$—

Our facility leases are under non-cancelable lease agreements. Our leases expire at various dates through September 2005. Our equipment lease expires in March 2007.

In June 2002, PalmSource entered into two royalty agreements with third-party vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party vendor for certain licensed technology, which includes minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.5 million, $0.6 million, $0.6 million, $0.4 million, and $0.3 million for the remaining nine months ending May 31, 2005, and for the years ending May 31, 2006, 2007, 2008, 2009 and thereafter, respectively.

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

As part of our separation agreements, palmOne is required to indemnify us for certain damages that we may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, we will be required to pay any shortfall amounts. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, and while palmOne has prevailed at the current stage of the litigation on those claims made by Xerox, if it is not ultimately successful in the litigation, damages could be substantial. While we believe that there are adequate defenses to the claims made by Xerox, we cannot assure you that palmOne will be successful or that an adverse outcome will not significantly harm, our business, results of operations and financial condition would be significantly harmed, and we may be rendered insolvent.

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

We have not been continuously profitable during all of the periods for which we have prepared historical financial statements. During the three months ended August 31, 2004 and 2003, we had net losses of approximately $0.2 million and $3.8 million, respectively, on revenues of $18.2 million and $17.1 million, respectively. Cash flow used for operations (negative cash flow) for the fiscal year ended May 31, 2004 was $14.5 million. While we have historically received upfront, initial license fees, which partially funded our negative cash flow from operations, we do not expect this trend to continue. We have historically had negative cash flow from operations and may not achieve positive cash flow in the future.

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

We currently derive our revenues from a small number of licensees of Palm OS. Revenues from palmOne were $10.5 million, or 57.6% of total revenues, for the first quarter of fiscal year 2005 and revenues from Palm were $8.3 million, or 48.5% of total revenues, for the first quarter of fiscal year 2004. Revenues from Sony were $1.2 million, or 6.4% of total revenues, for the first quarter of fiscal year 2005 and $2.2 million, or 12.7% of total revenues, for the first quarter of fiscal year 2004. Revenues from Handspring were $1.6 million, or 9.1% of total revenues, for the first quarter of fiscal year 2004. In June 2004, Sony announced that it would discontinue the Clie® PDA product line in the U.S. and other markets outside of Japan for the rest of the year while it reassesses the market. Additionally, the acquisition of Handspring by Palm has increased our customer concentration. We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future. If revenues from palmOne or our other licensees do not grow as we anticipate, if some or all of our licensees experience delays or decide not to incorporate Palm OS into their future products, or if palmOne experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will need to significantly reduce our expenses or increase our revenues from other sources to stay in business. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012 and our license agreement with Handspring was terminated following the Handspring merger. Nothing restricts these licensees from competing with us or offering products based on competing operating systems and these licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. Some of our licensees already offer products that utilize competing operating systems. For example, Samsung and Fossil offer products that utilize a Microsoft operating system. We expect that these licensees will continue to offer products which utilize competing operating systems, and other licensees, such as palmOne, may begin to offer products that incorporate a competing operating system such as a Microsoft, Symbian or Linux offering. While palmOne would still be required to pay the minimum annual payments pursuant to the license agreement, if palmOne chose to offer products based on competing operating systems, our future revenues will suffer. Once these license arrangements expire, we may not be able to renegotiate them on favorable terms, or at all. Although we have entered into license agreements with new licensees in fiscal year 2003 and fiscal year 2004, most of these new licensees have yet to introduce products on the market that generate revenues for us. In fiscal year 2004 and in the first quarter of fiscal year 2005, we have renegotiated the existing license agreements with a few of our licensees, and we expect that in the future, we will renegotiate the existing license agreements of additional licensees. Such renegotiations have resulted in changes to some of the terms of the license agreements, some of which are less favorable to us than before the renegotiations, and we expect that future renegotiations of license agreements will also result in changes to some of the terms of the license agreements, some of which are expected to be less favorable to us than before the renegotiations. Additionally, the renegotiations have resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). If we do not continue to generate significant revenues from palmOne or if we are unable to generate an increased percentage of our revenues from other licensees, our business, results of operations and financial condition will be significantly harmed.

Our operating results may fluctuate.

Our operating results are difficult to predict. We do not have a long history of operations, our operating results have fluctuated significantly and we have only operated separately from palmOne since October 28, 2003. Factors that may cause fluctuations in our operating results, in addition to those disclosed elsewhere in this section titled “Cautionary Factors That May Affect Future Results,” include the following:

•	shortfall payments from licensees in a given quarter to satisfy minimum quarterly or annual license and royalty commitments, as such payments are recorded in the period that the minimum commitment becomes due to us;

•	delays or cancellations in the development or launch of Palm Powered products by our licensees;

•	changes in consumer and enterprise spending levels, which may fail to meet our expectations;

•	a shifting mix in the balance between license fees derived from upfront royalty payments, license fees calculated as a percentage of revenues derived from Palm Powered products and license fees based on fixed dollar amounts per unit sold;

•	changes in general economic conditions and specific market conditions that may impact demand for our products and services;

•	seasonality of demand for Palm Powered products and services that may cause our revenues to fluctuate on a quarter to quarter basis;

•	licensee withdrawal of Palm Powered products from some or all markets;

•	changes in licensing fees due to third parties for technologies incorporated in the Palm OS platform; and

•	an increase in reliance on third-party software licenses.

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

We compete principally in the operating system software platform and services markets. These markets are highly competitive, and we expect competition to increase in the future. We compete primarily with Microsoft and Symbian. For example, Microsoft may use its leading position in the enterprise applications market to gain competitive advantage in the markets on which we focus. Furthermore, Microsoft may package product offerings that compete with us together with other product offerings which we could not match. Microsoft has substantially more resources than we do. Symbian, which is invested in and supported by companies such as Nokia Corporation, Ericsson AB, Sony Ericsson Mobile Communications AB, Panasonic, Siemens and Samsung, has a substantial portion of the worldwide smartphone market, a market that we believe is important to our future success. Furthermore, in July 2004, Symbian announced that it had received an additional 50 million Pounds Sterling investment from some of its shareholders and thus now has greater resources with which to compete. In addition, there are proprietary operating systems; open source operating systems, such as Linux; and other software technologies, such as Java or technology licensed from RIM which could be integrated into devices that compete with Palm Powered devices. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products and services and to promoting their products within the third-party developer community.

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

In connection with our separation agreements, palmOne has agreed to indemnify us for damages incurred due to certain litigation with Xerox Corporation; if palmOne is not ultimately successful in the litigation and is unable to or does not indemnify us, our business, results of operations, financial condition and cash flows would be significantly harmed, we may not be able to stay in business, and our licensees may not be able to ship products with Graffiti handwriting recognition software.

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

As part of our separation agreements, palmOne has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation, whether or not we are a defendant. palmOne has indicated that it intends to continue to defend itself vigorously against these claims. However, we cannot assure you that palmOne will continue to defend itself or be successful. In 2002, we licensed technology which we used to create an alternative handwriting recognition system for use in Palm OS, referred to as Graffiti 2, which we now offer to all of our licensees. At the end of 2002, we began offering this alternative software to our existing licensees, and disclaimed responsibility for any damages resulting from any shipments after that time of the original versions of Graffiti handwriting recognition software by our licensees. In this report, we refer to Graffiti handwriting recognition software released by us prior to Graffiti 2 as the original version or versions of Graffiti. However, under our license agreements with our licensees we have agreed to indemnify them for any damages they incur due to infringement by our or palmOne’s intellectual property, and accordingly we could be liable for damages resulting from use of the original version of the Graffiti handwriting recognition software prior to our offering of Graffiti 2. If palmOne is not ultimately successful in the litigation, Xerox will likely seek an injunction from the court preventing our licensees from offering products with the original versions of Graffiti handwriting recognition software. If the court issues an injunction in favor of Xerox, we would lose any additional royalties that might have been due from those licensees that are continuing to ship the original version of Graffiti. As a result, and if palmOne is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements with palmOne, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of the judgment or the due date under the settlement, we will be required to pay any shortfall amounts to Xerox. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, these damages could be substantial. Although palmOne has prevailed at the current stage of litigation on the claims made by Xerox, we cannot assure you that palmOne will be ultimately successful or that an adverse outcome will not significantly harm our business.

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

Third parties have claimed and may claim in the future that our products infringe their intellectual property; if these claims are successful, we could suffer significant litigation or licensing expenses or be prevented from licensing Palm OS and other software products to our licensees who sell Palm Powered products.

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, Xerox has filed suit against palmOne and us relating to the original version of Graffiti handwriting recognition software used in handheld computers using Palm OS. If an injunction is obtained by Xerox, it could have a significant adverse impact on our operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. As part of our separation agreements, palmOne has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation, but palmOne is not required to indemnify us for any profits we lose as a result of the litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, or if any liability we are ruled to have to Xerox is outside the scope of palmOne’s indemnification obligations to us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses.

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

We continually evaluate the strengths and weaknesses of our operations. In connection with this evaluation, we may decide to reduce or realign our available resources and, as a result, shut down or sell business lines that do not fit into our long-term business plan. For example, in August 2004 and February 2003, we reduced our worldwide headcount by approximately 16 and 60 regular employees, respectively, and in August 2003, we sold our Palm Digital Media product line to PalmGear. If we reduce headcount in the future, we will incur significant severance and termination costs and other related expenses that could harm our business before we were to receive any benefit, if at all, from the reduced headcount expenses. If we shut down any of our business lines in the future, we may incur costs or charges, receive less in the sale than such assets are worth, disrupt customer goodwill or lose revenue streams in connection with such a restructuring that could harm our business before we were to receive any benefit, if at all, from the restructuring. In addition, we may introduce changes to our pricing model, and these changes may not result in increased or even the same level of revenues in the timeframes that we anticipate, or at all.

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

We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. Accordingly, our future results could be harmed by a variety of factors related to our international operations, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	natural disasters or outbreaks of infectious diseases affecting the regions in which we or our licensees sell products;

•	tariffs, trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in foreign government regulation, tax laws and regulatory requirements;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	changes in diplomatic and trade relationships; and

•	less effective protection of intellectual property.

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

Within the last five years, Palm acquired and assigned to us assets of Be Incorporated, peanutpress.com, Inc., Actual Software, WeSync.com, Inc. and Smartcode Technologies SARL. We will evaluate other acquisition opportunities that could advance our objectives to penetrate the smart mobile device business or provide us with additional product or service offerings or additional industry expertise or geographic presence, as such opportunities arise. Acquisitions and the integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. In addition, if we issue stock as consideration in an acquisition, the ownership interests of our stockholders will be diluted. Acquisitions typically include a significant amount of goodwill and other intangible assets. If the value of this goodwill is impaired over time we may have to record significant charges against earnings. In addition, we have made and may make strategic venture investments in other companies. If these investments are unsuccessful, this could have an adverse impact on our results of operations and financial position. For example, in fiscal years 2003 and 2004, we recorded an impairment charge of $3.2 million and $0.5 million, respectively, related to a private equity investment.

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

Compliance with new rules and regulations concerning corporate governance may be costly, which could harm our business.

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

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

Our consolidated financial statements prior to December 3, 2001 have been carved out from the consolidated financial statements of Palm using the historical results of operations and historical bases of the assets and liabilities of the PalmSource business that we comprise. Accordingly, the historical financial information that we have included in this report for periods prior to the distribution does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Prior to the distribution, Palm did not account for us, and we were not operated, as a separate, stand-alone entity. Revenues from Palm were not recorded until December 3, 2001, the effective date of our software license agreement with Palm.

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

We may be required to indemnify palmOne for tax liabilities it may incur in connection with its distribution of our common stock and each of us may be required to indemnify the other for certain taxes.

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

Under the tax sharing agreement between Palm and us, we would be required to indemnify palmOne if the sale or transfer of our stock (pursuant to a public offering or otherwise during periods before and/or after the distribution) causes the distribution of our stock in October 2003 to be taxable to palmOne. In such event, the amount of taxable gain would be based on the fair market value of our stock at the time it was distributed to the Palm stockholders. Our public offering completed in April 2004 did not trigger any tax liabilities to palmOne pursuant to Section 355(e) for which we would have any indemnity obligations. However, in order to avoid triggering this tax indemnity obligation in the future, we will be limited in our ability to issue our stock in other public offerings, and possibly in certain other circumstances. The rules under Section 355(e) are quite complex and subject to significant uncertainty. Although we will monitor our subsequent stock offerings in an effort to avoid triggering this potential tax liability, there can be no assurance that the IRS will not take the position that this offering, in combination with certain other stock offerings or transfers that have been made, or may in the future be made, is sufficient to trigger taxable gain to palmOne under Section 355(e) with respect to the October 2003 distribution of our stock. If such a claim were successfully pursued by the IRS, our indemnity obligation to palmOne under the tax sharing agreement could be quite substantial, and we may not have sufficient cash or other assets to satisfy our contractual obligation.

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

Some of our directors and officers own shares of palmOne common stock and options to purchase shares of palmOne common stock. In addition some directors and officers of palmOne own shares of our common stock as a result of the distribution. Ownership of shares of palmOne common stock by our directors and officers, ownership of shares of our common stock by palmOne’s directors and officers and/or having directors serve as directors of both companies now that we have been separated from palmOne could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for palmOne and us. Currently, one of our directors, Eric Benhamou, is the chairman of our board of directors and is also a director and the chairman of palmOne’s board of directors. In addition, one of our directors, Satjiv Chahil, has entered into a consulting agreement with us, and was recently employed by, and is a consultant to, palmOne. Mr. Benhamou has announced his intention to retire from our Board after our annual stockholder meeting in October 2004, and Mr. Chahil will not stand for re-election at that meeting. Another of our directors, Robert Finocchio, has a sister who was until recently an executive officer of Palm.

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

Our common stock has experienced substantial price volatility, including as a result of announcements by our competitors, our licensees and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of our common stock in the future. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom are compensated in part based on the performance of our stock price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio of cash equivalents, short-term and long-term investments primarily in government obligations and money market funds. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase substantially. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10% from levels at August 31, 2004 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.3 million as of August 31, 2004 due to decline in the value of the entity that we determined to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investment or even lose the entire value of the investment.

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

PART II. OTHER INFORMATI ON

I tem 1. Legal Proceedings

The information set forth in Note 10 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

I tem 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2004, we completed a firm commitment underwritten public offering of 3,450,000 shares of our Common Stock including 450,000 shares related to the underwriter’s over-allotment option. The effective date of our registration statement, filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-111871 and 333-114150) relating to the public offering of our Common Stock was April 1, 2004. The offering commenced and was completed in April 2004, at a public offering price of $18.00 per share, and was managed by Deutsche Bank Securities, Inc., Needham & Company, Inc., and First Albany Capital, Inc. The offering resulted in gross proceeds of $62.1 million. After deducting underwriting discounts and commissions of approximately $3.4 million and estimated offering expenses of approximately $1.3 million, the net proceeds from the offering were approximately $57.4 million. From the time of receipt through August 31, 2004, we have invested the net proceeds from the public offering in short- and long-term investments in order to meet our anticipated cash needs for future working capital. We invested our available cash principally in high-quality government securities with maturities no greater than 2 years. In June 2004, we applied $13.1 million of the net proceeds of the offering held in money market funds to prepay the 5% convertible subordinated note due to Texas Instruments. No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates), to persons owning ten percent (10%) or more of any class of our equity securities or to any affiliates.

We made no repurchases of our equity securities during our quarter ended August 31, 2004.

Item 3. Defaults Upon S enior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holde rs

Not applicable

I tem 5. Other Information

Not applicable.

I tem 6. Exhibits

Exhibits.

Exhibit Number	Description
10.39	Amended Consulting Agreement entered into by Satjiv Chahil and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date: October 8, 2004	By:	/s/ ALBERT J. WOOD
Albert J. Wood
Chief Financial Officer and Treasurer