Form 10-Q
period 2004-11-26
PALMSOURCE INC
filed 2005-01-10
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 26, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of December 24, 2004, 15,177,422 shares of our Common Stock were outstanding.

PalmSource, Inc.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “PalmSource,” “Company,” “we”, “us,” and “our” in this Form 10-Q refer to PalmSource, Inc. and its subsidiaries unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PalmSource, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Revenues:
Related party license and royalty	$234	$10,343	$1,305	$20,630
Third party license and royalty	18,081	5,174	34,044	10,680

Total license and royalty	18,315	15,517	35,349	31,310
Related party support and service	91	214	182	413
Third party support and service	828	1,041	1,855	2,181

Total support and service	919	1,255	2,037	2,594

Total revenues	19,234	16,772	37,386	33,904

Cost of revenues:
License and royalty	680	611	1,434	1,991
Support and service	460	428	946	972

Total cost of revenues	1,140	1,039	2,380	2,963

Gross margin	18,094	15,733	35,006	30,941
Operating expenses:
Research and development	7,337	8,117	15,797	16,969
Sales and marketing	4,683	5,039	9,591	9,625
General and administrative	4,141	5,023	9,292	8,755
Amortization of intangible assets	—	65	—	163
Restructuring	—	—	602	—
Separation costs	1	6,067	17	7,092

Total operating expenses	16,162	24,311	35,299	42,604

Income (loss) from operations	1,932	(8,578)	(293)	(11,663)
Interest expense	—	(146)	(31)	(273)
Interest and other income (expense), net	153	(43)	392	38
Gain on early extinguishment of debt	—	—	1,875	—

Income (loss) before income taxes	2,085	(8,767)	1,943	(11,898)
Income tax provision	27	356	50	1,013

Net income (loss)	$2,058	$(9,123)	$1,893	$(12,911)

Basic net income (loss) per share	$0.14	$(0.89)	$0.13	$(1.28)

Shares used in computing basic net income (loss) per share amounts	14,645	10,227	14,454	10,114

Diluted net income (loss) per share	$0.14	$(0.89)	$0.13	$(1.28)

Shares used in computing diluted net income (loss) per share amounts	15,072	10,227	14,759	10,114

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	November 30, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,120	$45,144
Short-term investments	27,285	25,057
Accounts receivable, net	8,020	6,038
Prepaids and other	4,132	2,124

Total current assets	72,557	78,363
Restricted investments	1,691	1,680
Property and equipment, net	2,890	2,281
Goodwill	52,845	52,845
Intangible assets, net	—	111
Long-term investments	10,826	16,733
Other assets	1,880	779

Total assets	$142,689	$152,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,750	$2,494
Deferred revenue	7,006	8,296
Accrued restructuring	143	—
Other accrued liabilities	8,302	7,625

Total current liabilities	19,201	18,415
Non-current liabilities:
Deferred revenue and other	8,439	10,386
Long-term convertible subordinated note	—	15,000

Commitments and contingencies (Notes 6 and 11)

Stockholders’ equity:
Common stock, $.001 par value, authorized: 100,000 and 950,000 shares, respectively; outstanding: 15,201 and 15,103 shares, respectively	15	15
Additional paid-in capital	167,521	165,835
Accumulated other comprehensive income	342	259
Unearned stock-based compensation	(3,358)	(5,754)
Accumulated deficit	(49,471)	(51,364)

Total stockholders’ equity	115,049	108,991

Total liabilities and stockholders’ equity	$142,689	$152,792

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended November 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,893	$(12,911)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	780	1,534
Stock-based compensation transferred from Palm, Inc	—	(15)
Stock-based compensation expense	3,434	3,565
Deferred income taxes	141	762
Gain on early extinguishment of debt	(1,875)	—
Changes in assets and liabilities:
Receivable from related parties	—	(533)
Accounts receivable	(1,982)	(504)
Prepaids and other	(1,791)	(1,412)
Accounts payable	1,392	3,875
Payable to Palm, Inc	—	(1,911)
Deferred revenue	(3,377)	651
Accrued restructuring	143	(349)
Other accrued liabilities	1,228	(1,951)

Net cash used for operating activities	(14)	(9,199)
Cash flows from investing activities:
Purchase of property and equipment	(1,278)	(648)
Proceeds from sale of assets	—	380
Issuance of loan	(1,500)	—
Proceeds from sale of equity securities	—	6
Purchase of available-for-sale securities	(4,600)	—
Sale and/or maturities of available-for-sale securities	8,400	—

Net cash provided by (used for) investing activities	1,022	(262)
Cash flows from financing activities:
Capital contributions by Palm, Inc.	—	6,000
Proceeds from issuance of common stock	104	—
Public offering expenses	(751)	—
Stock issuance under employee stock purchase plan	585	—
Repayment of long-term convertible subordinated note	(13,125)	—
Other, net	—	(25)

Net cash provided by (used for) financing activities	(13,187)	5,975
Effect of exchange rate changes on cash	155	86

Change in cash and cash equivalents	(12,024)	(3,400)
Cash and cash equivalents, beginning of period	45,144	37,465

Cash and cash equivalents, end of period	$33,120	$34,065

Other cash flow information:
Cash paid for income taxes	$(117)	$(163)

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

In December 2001, Palm and PalmSource entered into a Master Separation and Distribution Agreement, as amended June 3, 2003, (the “Separation Agreement”) under which Palm transferred to PalmSource at December 3, 2001, the date of legal separation, substantially all of the assets and liabilities of Palm’s operating system and software business except for the Palm brands, trademarks and certain other related intellectual property which were transferred at a later date. (See Note 9, Transactions with Palm.)

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

The condensed consolidated financial statements include allocations of certain Palm expenses, including centralized legal, accounting, treasury, real estate, information technology and other Palm corporate services and infrastructure costs. The expense allocations through the distribution date have been determined on bases that Palm and PalmSource considered to be reasonable reflections of the utilization of services provided or the benefit received by PalmSource.

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

The Company incurred separately identifiable costs directly associated with related party professional services revenue of $0 and $18,000 for the three months ended November 30, 2004 and 2003, respectively, and $0 and $23,000 for the six months ended November 30, 2004 and 2003, respectively.

The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year, which ends May 31, 2005 (see Note 2, Summary of Significant Accounting Policies). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These condensed consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements and notes thereto for the fiscal year ended May 31, 2004 included in the Company’s Annual Report on Form 10-K (File No. 0-50402), filed with the Securities and Exchange Commission.

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

Stock-Based Compensation

PalmSource employees participate in PalmSource employee stock plans, which are described more fully in Note 7, Stockholders’ Equity, and, until the distribution, participated in Palm employee stock plans. The Company accounts for activity under its stock plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25)” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” PalmSource accounts for stock-based compensation relating to equity instruments issued to non-employees based on the fair value of options or warrants estimated using the Black-Scholes option valuation model on the date of grant and re-measured until the measurement date in compliance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is amortized using the multiple option approach in compliance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

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

	Three Months Ended November 30,		Six Months Ended November 30,
(In thousands)	2004	2003	2004	2003
Net income (loss), as reported	$2,058	$(9,123)	$1,893	$(12,911)
Add: Stock-based compensation included in reported net loss	1,190	2,690	3,434	3,573
Less: Stock-based compensation expense determined under fair value method for all awards	(4,890)	1,322	(12,045)	6,225

Pro forma net loss	$(1,642)	$(5,111)	$(6,718)	$(3,113)

Basic and diluted net income (loss) per share, as reported	$0.14	$(0.89)	$0.13	$(1.28)

Pro forma basic and diluted net loss per share	$(0.11)	$(0.50)	$(0.46)	$(0.31)

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

	Palm Stock Option Plans		Palm Employee Stock Purchase Plan		PalmSource Stock Option Plan		PalmSource Employee Stock Purchase Plan
	Three Months Ended November 30, 2004	Period from September 1 to October 28, 2003	Three Months Ended November 30, 2004	Period from September 1 to October 28, 2003	Three Months Ended November 30,		Three Months Ended November 30,
					2004	2003	2004	2003
Risk-free interest rate	—	1.3%	—	2.1%	3.2%	2.7%	1.9%	1.9%
Volatility	—	100%	—	100%	100%	100%	100%	100%
Option term (in years)	—	1.0	—	2.0	3.0	3.8	1.9	1.9
Dividend yield	—	0%	—	0%	0%	0%	0%	0%

	Palm Stock Option Plans		Palm Employee Stock Purchase Plan		PalmSource Stock Option Plan		PalmSource Employee Stock Purchase Plan
	Six Months Ended November 30, 2004	Period from June 1 to October 28, 2003	Six Months Ended November 30, 2004	Period from June 1 to October 28, 2003	Six Months Ended November 30,		Six Months Ended November 30,
					2004	2003	2004	2003
Risk-free interest rate	—	1.5%	—	2.1%	3.2%	2.7%	1.9%	1.9%
Volatility	—	100%	—	100%	100%	100%	100%	100%
Option term (in years)	—	2.0	—	2.0	3.1	3.8	1.9	1.9
Dividend yield	—	0%	—	0%	0%	0%	0%	0%

The weighted average estimated fair value of Palm stock options granted during the period from September 1, 2003 to October 28, 2003 and the period from June 1, 2003 to October 28, 2003 was $9.50 per share and $6.00 per share, respectively (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of shares granted under the Palm Employee Stock Purchase Plan during the period from September 1, 2003 to October 28, 2003 and the period from June 1, 2003 to October 28, 2003 was $7.93 per share for both periods.

The weighted average estimated fair value of PalmSource stock options granted during the three and six months ended November 30, 2004 was $12.78 per share and $12.79 per share, respectively and during the three and six months ended November 30, 2003 was $24.67 per share for both periods (as adjusted for PalmSource’s 1-for-5 reverse stock split). The weighted average estimated fair value of PalmSource Employee Stock Purchase Plan during the three and six months ended November 30, 2004 was $24.19 per share for both periods and during the three and six months ended November 30, 2003 was $24.19 per share for both periods (as adjusted for PalmSource’s 1-for-5 reverse stock split).

After the distribution on October 28, 2003, PalmSource employees did not participate in the Palm Employee Stock Purchase Plan and no stock options were issued under the Palm stock option plans.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding and shares of common stock equivalents. Common stock equivalents consist of stock options and common stock subject to repurchase, calculated using the treasury stock method, and convertible preferred stock, calculated using the if-converted method. Diluted net income (loss) per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. For the three and six months ended November 30, 2004, no potential common stock equivalents, stock options and outstanding shares of convertible preferred stock and restricted stock were excluded from the calculation of diluted net loss per share. For the three and six months ended November 30, 2003, 0.8 million shares and 1.1 million shares, respectively of potential common stock equivalents, stock options and outstanding shares of convertible preferred stock and restricted stock were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gain (loss) on investments and accumulated foreign currency translation adjustments. Comprehensive income (loss) for the three months ended November 30, 2004 and 2003 was $2.0 million and $(8.8) million, respectively. Comprehensive income (loss) for the six months ended November 30, 2004 and 2003 was $2.0 million and $(12.8) million, respectively. Other comprehensive income (loss) for the three months ended November 30, 2004 and 2003 was $(19,000) and $0.3 million, respectively. Other comprehensive income (loss) for the six months ended November 30, 2004 and 2003 was $0.1 million and $0.1 million, respectively. Other comprehensive income (loss) primarily consists of accumulated foreign currency translation adjustments for all periods presented.

Effects of Recent Accounting Pronouncements

On December 21, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FSP FAS 109-2 is effective immediately, until the Treasury Department or Congress provides additional clarifying language on key elements of the repatriation provision, the Company will not be able to determine the amount of foreign earnings we would repatriate. The Company will complete its evaluation after the government has provided the necessary guidance.

On December 16, 2004, the FASB issued Statement No. 123 (R), “Share-Based Payment” (revised 2004). Statement 123(R) would require the Company to measure all stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in the second quarter of fiscal year 2006. The adoption of Statement 123(R) could have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In September 2004, the EITF reached a consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” In accordance with EITF Issue No. 04-8, potential shares issuable under contingently convertible securities with a market price trigger should be accounted for the same way as other convertible securities and included in the diluted earnings per share computation, regardless of whether the market price trigger has been met. Potential shares should be calculated using the if-converted method or the net share settlement method. EITF Issue No. 04-8 is effective for periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported diluted earnings per share. The adoption of the EITF Issue No. 04-8 in the third quarter of fiscal year 2005 will not have an impact on the calculation of earnings per share of the Company.

Note 3. Loan Receivable

On September 29, 2004, PalmSource made a $1.5 million unsecured loan to China MobileSoft, Ltd. (“CMS”), which conducts operations through its wholly-owned subsidiary organized under the laws of the People’s Republic of China. The CMS loan is due on May 25, 2005, but this date may be extended if the pending acquisition does not close by February 1, 2005. The loan bears interest at 6% per annum, compounded quarterly, payable at maturity. If the loan is not repaid when due, it may be converted, at the option of PalmSource, at a fixed price, into an equity interest in the borrower. On December 8, 2004, PalmSource announced that it had entered into an agreement for the acquisition of CMS (see Note 13, Subsequent Events).

Note 4. Dispositions

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

Note 5. Debt

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

Note 6. Commitments

PalmSource’s facilities are leased under operating leases expiring at various dates through February 2010. Certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. PalmSource’s equipment lease expires in March 2007. Total future minimum lease payments are $1.1 million, $1.1 million, $1.0 million, $1.0 million, $1.0 million and $0.7 million for the remaining six months ending May 31, 2005, and years ending May 31, 2006, 2007, 2008, 2009 and 2010, respectively.

In June 2002, PalmSource entered into two royalty agreements with third-party technology vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party technology vendor for certain licensed technology, which includes minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.4 million, $0.9 million, $0.7 million, $0.5 million, and $0.3 million for the remaining six months ending May 31, 2005, and for the years ending May 31, 2006, 2007, 2008, 2009 and thereafter, respectively.

PalmSource has certain payments due to palmOne under business services and other agreements that were entered into with Palm in connection with the separation. The agreements with Palm also include certain indemnifications, including indemnifications of Palm under the tax sharing agreement, of any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of November 30, 2004 and May 31, 2004 (see Note 9, Transactions with Palm).

Under the indemnification and warranty provisions of the Company’s standard software license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. The Company has never incurred significant expense under its product or services indemnification or warranty provisions. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of November 30, 2004 or May 31, 2004.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. These indemnification agreements were grandfathered under the provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as they were in effect prior to December 31, 2002, however, new directors added under these arrangements will not be grandfathered. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of November 30, 2004.

The Company had made certain acquisitions prior to the adoption of FIN No. 45. As part of an acquisition, the Company acquires all of a company’s stock or all of its assets and liabilities including assuming certain indemnification obligations that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of November 30, 2004.

Note 7. Stockholders’ Equity

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

On August 19, 2004, the Company granted 10,000 shares of restricted stock to a consultant with a purchase price equal to $0.001. The issuance of the restricted stock grant to the consultant resulted in an aggregate of $0.2 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on August 19, 2004.

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The employee and executive restricted stock awards vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The consultant restricted stock awards vest 25% on the grant date and thereafter 25% upon 6-month anniversary of the grant date, one-year anniversary of the grant date, and 18-month anniversary of the grant date. During the three and six months ended November 30, 2004, the Company recognized stock-based compensation expense of $1.2 million and $3.4 million, respectively, related to the above restricted-stock grants. During the three and six months ended November 30, 2003, the Company recognized stock-based compensation expense of $2.7 million and $3.8 million, respectively, related to the above restricted-stock grants.

On September 15, 2003, the Company paid approximately $1.9 million to PalmSource’s President and Chief Executive Officer, David Nagel, pursuant to the terms of two restricted stock grants of Palm common stock issued in September 2001, representing the difference between the guaranteed value of $2.0 million and the fair market value of 7,500 shares of Palm common stock on September 15, 2003.

Employee Stock Purchase Plan

On June 30, 2003, the Company’s Board of Directors adopted the PalmSource 2003 Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees, including employees of participating subsidiaries, with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company has reserved a total of 400,000 shares of common stock, as adjusted for the one-for-five reverse stock split, and subject to annual increases beginning in 2005 for issuance pursuant to the ESPP. In September 2004, 36,803 shares were purchased under the plan for $0.6 million.

Stock Option Plans

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan (“Equity Incentive Plan”) and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance units and (e) performance shares. The Company has reserved a total of 3,626,294 shares of its common stock, as adjusted for the one-for-five reverse stock split, and subject to annual increases beginning in 2005 for grant under the Equity Incentive Plan, which includes shares that have been reserved but not granted pursuant to options under the PalmSource 2001 Stock Plan and any shares returned to the PalmSource 2001 Stock Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Plan. For the three months ended November 30, 2004, 789,000 options were granted, 96,000 options were cancelled, and 5,000 options were exercised. For the six months ended November 30, 2004, 867,000 options were granted, 108,000 options were cancelled, and 5,000 options were exercised.

On March 17, 2004, PalmSource’s Board of Directors authorized a voluntary stock option exchange program for its employees. Commencing on April 1, 2004, the option exchange offer was made to all eligible employees for all vested and unvested options with exercise prices equal to or greater than $30.00 per share that were granted on or after November 7, 2003. On April 30, 2004, 956,040 options were cancelled under the option exchange program, and on November 1, 2004, 735,435 options were granted under the option exchange program at an exercise price per share of $20.33, the closing price of the common stock of the Company on the Nasdaq on the date of grant. All new options vest as to one-third of the shares covered by such new options twenty-four weeks after the new option grant date and the remaining shares covered by such new options vest with respect to one-third of the shares covered by such new options forty-eight weeks after the new option grant date and with respect to one-third of the shares covered by such new options seventy-two weeks after the new option grant date.

Public Offering

In April 2004, PalmSource sold 3,450,000 shares of common stock at a public offering price of $18.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds from the offering were approximately $57.4 million.

Note 8. Restructuring Charges

During the first quarter ended August 31, 2004, PalmSource recorded restructuring charges of $0.6 million related to restructuring actions which consisted of workforce reductions of 16 regular employees, primarily in the U.S. Restructuring charges were related to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of November 30, 2004, the remaining accrual was $0.1 million. The remaining restructuring charges are expected to be paid in the second half of fiscal year 2005.

Note 9. Transactions with Palm

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

Software License Agreement

Under the Amended and Restated Software License Agreement (the “Software License Agreement”), PalmSource agreed to grant to Palm certain licenses to develop, manufacture, test, maintain and support its products. In addition, PalmSource agreed to grant to Palm a source code license and certain rights to use, produce, grant end user sublicenses and distribute certain software. Palm will pay PalmSource license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees. The Software License Agreement expires December 3, 2006 and includes a minimum annual royalty and license commitment of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring December 3, 2002, 2003, 2004, 2005, and 2006, respectively. Under the terms of the Software License Agreement, PalmSource has recognized license and royalty revenues of $17.6 million, and $38.1 million for the years ended May 31, 2002 and 2003, respectively. For the year ended May 31, 2004, PalmSource recognized license and royalty revenues of $17.1 million prior to the distribution from Palm, and $21.0 million after the distribution from palmOne. During the three months ended November 30, 2003, PalmSource recognized license and royalty revenues of $8.9 million prior to the distribution from Palm and of $0.1 million after the distribution from palmOne, and during the three months ended November 30, 2004, PalmSource recognized license and royalty revenues of $12.1 million from palmOne. During the six months ended November 30, 2003, PalmSource recognized license and royalty revenues of $17.1 million prior to the distribution from Palm and $0.1 million after the distribution from palmOne, and during the six months ended November 30, 2004, PalmSource recognized license and royalty revenues of $22.3 million from palmOne. In addition, PalmSource has recognized support and service revenues of $0.8 million and $1.2 million for the years ended May 31, 2002 and 2003, respectively. For the year ended May 31, 2004, PalmSource recognized support and service revenues of $0.2 million prior to the distribution from Palm, and $0.5 million after the distribution from palmOne. PalmSource recognized support and service revenues of $0.1 million prior to the distribution from Palm and $0.1 million after the distribution from palmOne during the three months ended November 30, 2003, and $0.2 million from palmOne during the three months ended November 30, 2004. PalmSource recognized support and service revenues of $0.2 million prior to the distribution from Palm and $0.1 million after the distribution from palmOne during the six months ended November 30, 2003, and $0.4 million from palmOne during the six months ended November 30, 2004.

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

In connection with the distribution, Palm and Texas Instruments agreed that the $50.0 million 5% convertible subordinated note issued in December 2001 would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by

PalmSource, the PalmSource note. Following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. PalmSource’s assumption of the PalmSource note was recorded as a capital distribution to Palm as a reduction to additional paid-in capital. The Texas Instruments note was repaid in June 2004 (see Note 5, Debt, for further discussion).

Note 10. Other Related Party Transactions

Under the terms of the license agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $0.2 million and $1.4 million for the three months ended November 30, 2004 and 2003, respectively, and $1.3 million and $3.5 million for the six months ended November 30, 2004 and 2003, respectively. In addition, PalmSource has recognized support and service revenues of $0.1 million and $0.1 million for the three months ended November 30, 2004 and 2003, respectively, and $0.2 million and $0.2 million for the six months ended November 30, 2004 and 2003, respectively. These amounts have been included in related party revenues in the condensed consolidated financial statements. As of November 30, 2004 and May 31, 2004, there were no outstanding receivables from Sony in the condensed consolidated financial statements.

Effective October 7, 2002, PalmSource entered into a business collaboration agreement, which expires in October 2012, with Sony under which PalmSource and Sony agreed to share certain information regarding ongoing product and development plans and, for a period of at least three years, to establish mutually agreed written co-development plans for potential areas of joint development. Under the business collaboration agreement, prior to October 7, 2003, PalmSource agreed not to engage another licensee of Palm OS as a development partner under a joint development agreement to participate in a co-development program for new versions of Palm OS and from October 7, 2003 until October 7, 2005, PalmSource will not engage more than two development partners meeting the above requirements in addition to Sony, and PalmSource will first offer to discuss new projects with Sony prior to engaging such additional development partners.

Prior to July 2000, Palm was a wholly-owned subsidiary of 3Com Corporation. PalmSource’s former chairman of the board of directors, Eric Benhamou, is also the chairman of the board of directors of 3Com Corporation and the chairman of the board of directors of palmOne. Mr. Benhamou retired after the Company’s annual meeting in October 2004.

PalmSource’s president and chief executive officer, David Nagel, was a director of palmOne until the distribution.

The Company entered into a consulting agreement with one of its former directors effective as of August 1, 2003 through July 31, 2005, to provide services to PalmSource for four days per month. Under the terms of the consulting agreement, this former director will be paid $11,200 per month for consulting services outlined by PalmSource’s chief executive officer. This formed director retired from the PalmSource board of directors after the Company’s annual meeting in October 2004.

Note 11. Litigation

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

On April 23, 2004, PalmSource filed a breach of contract suit against Acer, Inc. in the Superior Court of the State of California, County of Santa Clara for unpaid royalties and other fees. The case is captioned PalmSource, Inc., a Delaware corporation, and PalmSource Overseas Limited, f/k/a Palm Platform Overseas Limited, a Cayman Islands corporation, Plaintiffs v. Acer, Incorporated, a Republic of China corporation, Defendant, No. 104CV018484. Acer filed a cross complaint against the Company and palmOne. On May 11, 2004, the court in Case No. C03-04285 RMW entered an order for voluntary dismissal without prejudice pursuant to a stipulation between the parties. On November 23, 2004, PalmSource and its subsidiary, along with palmOne, Inc. and its subsidiary, entered into a Mutual Release and Settlement Agreement with Acer in full and final settlement of litigation between the parties. The agreement provides for a settlement payment by Acer to PalmSource in the amount of $2.6 million and for mutual releases.

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

Note 12. Business Segment Information

PalmSource operates in one reportable segment.

Geographic Information

PalmSource’s headquarters and most of its operations are located in the United States. PalmSource conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the three and six months ended November 30, 2004 and 2003, no country outside the United States, Taiwan or Japan accounted for 10% or more of total revenues. Revenues and net property and equipment by geographic region are as follows (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Revenues:
United States	$14,384	$12,589	$28,671	$25,579
Taiwan	2,939	823	3,764	1,193
Japan	325	1,509	1,487	3,690
Other	1,586	1,851	3,464	3,442

Total	$19,234	$16,772	$37,386	$33,904

	November 30, 2004	May 31, 2004
Long-lived assets:
United States	$69,909	$57,443
Other	223	253

Total	$70,132	$57,696

The following individual customers accounted for 10% or more of total revenues for the fiscal periods ended:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
palmOne/Palm	64%	55%	61%	52%
Acer	11%	0%	6%	0%
Sony	2%	9%	4%	11%

Note 13. Subsequent Events

Effective as of November 29, 2004, Albert J. Wood resigned as the Company’s Chief Financial Officer and Treasurer, and the Company entered into a release agreement whereby Mr. Wood agreed to release all claims against the Company in exchange for the severance benefits under the terms of his Amended and Restated Severance Agreement dated August 14 2003, which included a payment of one full year of annual base salary, acceleration of vesting of stock options and certain restricted stock awards and payment of health benefits premiums for one full year; and the payment of a bonus under the Company’s bonus plan related to the Company’s performance for the fiscal year ending May 2005. Effective as of November 30, 2004, Ira Cook, the Company’s Vice President of Finance, assumed the responsibilities of the Company’s principal financial officer.

On December 8, 2004, PalmSource, Inc. announced that it entered into an agreement for the acquisition of CMS, a Chinese mobile phone software company with business operations headquartered, with its wholly-owned subsidiary, MobileSoft Technology (Nanjing) Ltd. (“MTN”), in China. Pursuant to the agreement, PalmSource has agreed to issue approximately 1,570,000 shares of PalmSource common stock in exchange for the outstanding shares and rights to acquire shares in CMS. Twenty percent of the consideration is required to be held in escrow to secure certain indemnity obligations of CMS shareholders. A portion of the shares to be issued in the transaction to certain key executive of CMS will be subject to return to PalmSource if these executive leave PalmSource or any of its subsidiaries, including MTN, as may be applicable, and in one case, do not meet other employment related metrics. The transaction is subject to certain conditions, including CMS shareholder approval. The transaction is anticipated to close before the end of PalmSource’s third fiscal quarter ending February 28, 2005.

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

Overview

We are a leading developer and licensor of platform software that enables mobile information devices. We have begun to license Palm OS to smartphone and wireless device manufacturers and intend to continue to build on our leadership position and experience in PDAs to become a leading licensor of platform software for smartphones, wireless devices, and other next generation smart mobile products. We intend to expand our product portfolio with the long-term goal of becoming the leading provider of software for phones and mobile devices at all price points. Our software platform consists of operating system software, or Palm OS, and software development tools. From time to time, we evaluate other operating systems, including Linux, for which we may develop Palm OS products in the future. We have also extended our platform with applications such as personal information management software, web browsers and e-mail. We license Palm OS to leading smart mobile information device manufacturers, including palmOne, Sony, Garmin, GSPDA, Kyocera, and Samsung. A wide range of smart mobile devices incorporate our solutions, including PDAs, smartphones, location-aware devices, entertainment devices, and industry-specific devices used in industries such as education, hospitality and healthcare.

Our 52-53 week fiscal year ends on the Friday nearest to May 31. Our fiscal quarters end on a Friday and are generally 13 weeks in length. For presentation purposes, our periods have been presented as ending on November 30 and May 31. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

Our Separation from Palm

We were incorporated in December 2001 as a wholly-owned subsidiary of Palm to conduct substantially all of the business of its operating system software group. In connection with the separation of the two businesses, Palm contributed to us substantially all of the assets and liabilities comprising the Palm operating system software group, and issued to us an intercompany loan of $20.0 million, which was contributed as additional paid-in-capital immediately prior to the distribution. Since our incorporation, Palm also made additional net capital contributions and transfers to us totaling $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date. In connection with Palm’s capital contributions and distributions, we issued a $15.0 million 5% convertible subordinated note payable to Texas Instruments, due December 6, 2006. For a description of the 5% convertible subordinated note see the section titled “Liquidity and Capital Resources—The Convertible Note.” The 5% convertible subordinated note was prepaid in June 2004 (see Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion).

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

License and royalty revenues consist principally of revenues earned under software license agreements with manufacturers of mobile information devices. Historically, our license agreements with these manufacturers generally provided for an upfront license fee and additional royalties based on the number of units sold by the licensee incorporating Palm OS. However, we do not expect this trend of upfront payments to continue. We recognize license and royalty revenues when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues from royalty fees are generally recognized on a per-unit or net sales royalty basis based on contractually reported information from licensees. Currently, the majority of our royalty revenue stream is derived from licensees with a royalty fee that is calculated on a net sales basis. The royalty rate generally ranges from 3% to 6% of net sales based on the average selling price of the licensee’s Palm Powered product. Payments received in advance of royalties being earned are recorded as deferred revenues. Our total deferred revenue balance at November 30, 2004 was $13.6 million, of which $8.6 million or 64% represents deferred balance for one single licensee.

Our license agreements with licensees may contain minimum commitments. For example, under the Palm software license agreement, minimum annual license and royalty commitments consist of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring on December 3, 2002, 2003, 2004, 2005, and 2006, respectively. Prior to the Handspring merger, Handspring had minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. As a result of the Handspring merger, the Handspring license agreement terminated, we are no longer entitled to the $1.5 million quarterly minimum commitments and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Accordingly, we lost $6.0 million in Handspring’s annual contractual minimum commitments through April 2009 and our combined revenues from palmOne and Handspring will decline if the merger does not result in significant increased sales. We calculate minimum commitment shortfalls on a quarterly or annual basis based on the terms of the respective license agreement. Shortfalls or otherwise known as top-up payments, if any, are recorded in the period that the minimum commitment becomes due to us.

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

Generally, our licensees experience higher seasonal demand for their products during our second and third fiscal quarters. We believe that this seasonality is primarily the result of the winter holiday season. In addition, certain licensees, including palmOne, satisfy the remaining amount of their yearly minimum commitments, if necessary, in our third fiscal quarter. Historically, these factors have resulted in a substantial increase in revenues for our third fiscal quarter as compared to other quarters in the fiscal year. Recently, we have seen the mix of the products our licensees are shipping shift towards smartphones and other products that do not have the high seasonal demand that we have experienced historically. As a consequence, we are uncertain if, in the future, the trend of higher seasonal revenue during our third quarter will be as pronounced as it has been in the past, or whether it will be evident at all.

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

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on palmOne and, to a lesser extent, Sony for a large percentage of our revenues. Revenues and percentage of total revenues from palmOne, including Handspring, and Sony for the three and six months ended November 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended November 30, 2004		Three Months Ended November 30, 2003		Six Months Ended November 30, 2004		Six Months Ended November 30, 2003
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
Palm/palmOne	$12,285	63.9%	$9,246	55.1%	$22,741	60.8%	$17,552	51.8%
Sony	325	1.7%	1,509	9.0%	1,487	4.0%	3,690	10.9%
Handspring	—	0%	1,541	9.2%	—	0%	3,096	9.1%

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

From time to time, license agreements with our existing licensees expire without renewal, or terminate early due to financial constraints of the licensees or, in the case of Acer, due to a contractual dispute. In November 2004, we entered into a mutual release and settlement agreement with Acer for a settlement payment by Acer of $2.6 million, of which approximately $2.1 million was applied to license revenue and approximately $0.5 million was applied against operating expense. For a description of the Acer contractual dispute and settlement, see Note 11 of Notes to Condensed Consolidated Financial Statements.

We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012, and our license agreement with Handspring expired upon the closing of the Handspring merger. Royalties from the sale of Handspring products are now subject to the terms of our license agreement with palmOne, and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Both of these licensees can cease selling Palm Powered products at any time, which may be due to their withdrawal from the market or their use of a competing operating system such as an operating system based on Linux or as provided by Microsoft or Symbian. However, palmOne will remain subject to its minimum commitment requirements. We cannot assure you that we will be able to renegotiate these licensing agreements on favorable terms, if at all, once they expire.

Impact of Pending Acquisition with China MobileSoft Ltd. We anticipate that if our pending acquisition of CMS closes in the third quarter, which ends February 25, 2005, our operating expenses will increase by approximately $7.0 million to $9.0 million through the remainder of the fiscal year 2005. This amount includes expenses for stock-based compensation, write-offs related to in-process research and development and amortization of purchased intangibles, which are expected to be approximately $4.5 million to $6.5 million through the end of our fiscal year 2005. The above estimated amount is dependent on the closing price for PalmSource common stock on the day the transaction is approved by CMS’ shareholders, which may affect the charge for stock-based compensation. Additionally, other charges, such as any write-off for in-process research and development, are subject to an independent third party evaluation following the close of the acquisition. If the CMS acquisition does not close, any deferred costs associated with the acquisition will be charged to earnings in the period in which the acquisition is certain not to be completed. At November 30, 2004, we had deferred approximately $1.0 million of costs pending the acquisition of CMS.

On September 29, 2004, we made a $1.5 million loan to CMS. The loan is due May 25, 2005, but this date may be extended if our pending acquisition of CMS does not close by February 1, 2005. If the loan is not repaid on such date, the loan may be converted, at a fixed price, into an equity interest of CMS. If such loan were not repaid or if the loan was converted to an equity interest and the fair value of such equity interest fluctuated, our results of operations and financial condition could be adversely affected.

Industry Dynamics. The software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition.. We are seeing an increasingly competitive environment among mobile information device manufacturers. Due to this increasingly competitive environment in a maturing market, several major consumer electronics manufacturers have ceased or reduced the sale of PDA-related products. For example, in June 2004, Sony, a licensee and stockholder of ours, announced that it would discontinue the Clie® PDA product line in the U.S. and other markets outside of Japan for the rest of the year while it reassesses the market, which will affect our future revenue from Sony. There is no assurance that other licensees of Palm Powered products will not also reduce or cease the sale of these products. As a result of a number of competitive factors, such as the timing of the release and the targeted markets of products, mobile device manufacturers are increasingly developing products at various price points. In addition, higher-end products are facing downward pricing pressures. Accordingly, some of our licensees are experiencing significant fluctuations in their average selling prices and declining volume. These pricing fluctuations and volume declines may adversely impact the royalties that we earn from our licensees. Partially in response to these trends, we have undertaken a number of restructuring efforts to realign our cost structure with our business operations and may do so in the future. Additionally, our strategic plans include extending our software into the wireless and other new mobile device markets.

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

Palm OS licensees reported shipments of 1.2 million and 2.6 million Palm Powered units during the three and six months ended November 30, 2004, respectively, compared to 1.3 million and 2.6 million units during the three and six months ended November 30, 2003, respectively. Of the total units shipped during the three months ended November 30, 2004, handheld devices, smartphone devices, and other devices comprised 65%, 30% and 5%, respectively, compared to the three months ended November 30, 2003 where handheld devices, smartphone devices, and other devices comprised 88%, 6% and 5%, respectively. Of the total units shipped during the six months ended November 30, 2004, handheld devices, smartphone devices, and other devices comprised 70%, 25% and 5%, respectively, compared to the six months ended November 30, 2003 where handheld devices, smartphone devices, and other deices comprised 89%, 7% and 4%, respectively. As the market for PDAs matures, as seen by recent declines in PDA unit sales, we expect that our future revenue growth will come from other mobile information devices, in particular smartphones and other wireless devices that incorporate Palm OS. We believe the market for other mobile information devices is in its early stages, and the growth potential of these markets may not be realized. Additionally, we face strong competition from Symbian and Microsoft, and anticipate further competition from other competing software platform providers, such as companies building platforms based on Linux. The smartphone/wireless market itself has a limited number of device manufacturers, and we may not be successful in engaging many of them as licensees. We may need to enter into collaborative relationships or acquire additional technology or businesses to successfully compete in this market. If we, or our licensees, are unsuccessful in penetrating the markets for smartphones and other new next generation smart mobile products, or if such markets do not develop as anticipated, our revenues will suffer. To compete in these new markets and to continue to expand our product offerings into new markets and industries, we expect to enhance Palm OS by incorporating additional technologies. We will need to negotiate favorable terms on any related third-party royalty contracts, or our cost of license revenues and our gross margins could decrease.

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

Many of our license contracts contain multiple elements, including support. We have determined the fair value of our bundled support arrangements based on the price charged when the element is sold separately by us or on the contractually stated renewal rate. Accordingly, when contracts contain multiple elements wherein vendor-specific objective evidence of fair value exists for all undelivered elements and for which fair value has not been established for delivered elements, we recognize revenue on the delivered element using the “Residual Method “ as defined by SOP No. 98-9. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific evidence of fair value does not exist, we recognize the entire fee ratably over the term of the arrangement.

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

Results of Operations

Comparison of Three and Six Months Ended November 30, 2004 and 2003

Related party license and royalty revenues.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Related party license and royalty revenues	$234	$10,343	(98)%	$1,305	$20,630	(94)%
Percentage of total revenues	1.2%	61.7%		3.5%	60.8%

Prior to the distribution, we recognized revenues from Palm as related party revenues, and subsequent to the distribution, we recognized revenues from palmOne as third party revenues. License and royalty revenues from Palm, which consisted primarily of royalty fees received from shipment of PDAs and smartphones, were $8.9 million and $17.1 million for the three and six months ended November 30, 2003. License and royalty revenues from Sony were $0.2 million and $1.3 million for the three and six months ended November 30, 2004, respectively, compared to $1.4 million and $3.5 million for the three and six months ended November 30, 2003, respectively. The decrease in related party license and royalty revenues during the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. Related party revenues from Sony decreased by $1.2 million and $2.2 million for the three and six months ended November 30, 2004, respectively, compared to the same periods ended November 30, 2003 primarily due to Sony’s withdrawal of the Clie® handheld from markets outside of Japan.

Third party license and royalty revenues.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Third party license and royalty revenues	$18,081	$5,174	249%	$34,044	$10,680	219%
Percentage of total revenues	94.0%	30.8%		91.1%	31.5%

The increase in third party license and royalty revenues during the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. palmOne license and royalty revenues were $12.1 million and $22.3 million for the three and six months ended November 30, 2004, respectively, compared to $0.1 million for both three and six month periods ended November 30, 2003. Prior to the distribution, Palm revenues were recognized as related party revenues. The increase in third party license and royalty revenues during the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was also due to the settlement payment by Acer for $2.6 million, of which $2.1 million was applied to license and royalty revenue. During the six months ended November 30, 2004 compared to the six months ended November 30, 2003, increase in license and royalty revenues was also attributed to renegotiated license agreements that increased revenue in the first half of fiscal year 2005 by approximately $2.7 million. Additionally, the renegotiations have resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). The increases in third party license and royalty revenues for the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 were partially offset by a decrease in top-up payments of $0.9 million and $1.4 million, respectively. Top-up payments were $0.4 million and $1.1 million for the three and six months ended November 30, 2004, respectively, compared to $1.3 million and $2.6 million for the three and six months ended November 30, 2003, respectively. License and royalty revenues from Handspring were $0 for the three and six months ended November 30, 2004, compared to $1.5 million and $3.0 million for the three and six months ended November 30, 2003, respectively. The decrease in Handspring license and royalty revenues for the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was due to the Handspring merger on October 28, 2003. Prior to the merger, Handspring had minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. The Handspring license agreement terminated as a result of the merger and we are no longer entitled to the $1.5 million quarterly minimum commitment through April 2009, and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Accordingly, our combined revenues from palmOne and Handspring will decline if the merger does not result in significant increased sales.

The license and royalty revenues from palmOne were $12.1 million and $22.3 million for the three and six months ended November 30, 2004 compared to the combined license and royalty revenues from palmOne/Palm and Handspring of $10.6 million and $20.3 million for the three and six months ended November 30, 2003. The increase in license and royalty revenues of $1.5 million and $2.0 million for the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003, respectively, was due to increased shipments by palmOne. During the three and six months ended November 30, 2003, Handspring paid $1.2 million and $2.4 million in top-up payments, as Handspring did not meet their quarterly royalty commitments. However, there were no top-up payments from palmOne during the three and six months ended November 30, 2004.

Total license and royalty revenues for the three months ended November 26, 2004 included the settlement of Acer litigation of $2.1 million. Without the settlement amount, our total license and royalty revenues would have been $16.2 million for the three months ended November 30, 2004 compared to $15.5 million during the three months ended November 30, 2003, representing a 4% increase from the same quarter of last year.

Related party support and service revenues.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Related party support and service revenues	$91	$214	(57)%	$182	$413	(56)%
Percentage of total revenues	0.5%	1.3%		0.5%	1.2%

Support and service revenues from Palm were $0.1 million and $0.2 million for the three and six months ended November 30, 2003, respectively. Support and service revenues from Sony were $0.1 million and $0.2 million for the three and six-months ended November 30, 2004, respectively, and $0.1 million and $0.2 million for the three and six months ended November 30, 2003, respectively. The decrease in related party support and service revenues during the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was due to recognizing palmOne revenues as third party revenues subsequent to the distribution.

Third party support and service revenues.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Third party support and service revenues	$828	$1,041	(20)%	$1,855	$2,181	(15)%
Percentage of total revenues	4.3%	6.2%		4.9%	6.5%

The decrease in third party support and service revenues during the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was primarily due to a decrease of $0.2 million and $0.3 million, respectively, in expired or completed support agreements, and a decrease of $0.2 million and $0.3 million, respectively, in renegotiated support agreements. The decreases were partially offset by the increase in palmOne support and service revenues of $0.2 million and $0.4 million during the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 that were recognized as third party revenues subsequent to the distribution.

Cost of license and royalty revenues.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Cost of license and royalty revenues	$680	$611	11%	$1,434	$1,991	(28)%
Percentage of total revenues	3.5%	3.6%		3.9%	5.8%

Cost of license and royalty revenues principally represents royalty payments to third-party technology vendors, payments to publishers for eBook content and amortization of purchased intangible assets. The increase in cost of license and royalty revenues during the three months ended November 30, 2004 compared to the same period ended November 30, 2003 in absolute dollars was primarily due to an adjustment of $0.2 million to Palm Digital Media royalties during the second quarter of fiscal year 2004 related to the sale to PalmGear in August 2003. The increase was partially offset by a decrease in royalty payments of $0.1 million to third party technology vendors. The decrease in the percentage of total revenues for the three months ended November 30, 2004 compared to the three months ended November 30, 2003 was due to increased revenues in the second quarter of fiscal year 2005. The decreases in cost of license and royalty revenues during the six months ended November 30, 2004 compared to the six months ended November 30, 2003 in absolute dollars and as a percentage of total revenues were due to the decrease of $0.2 million in the elimination of payments to eBook content providers due to the sale of Palm Digital Media to PalmGear in August 2003, decrease in amortization of intangible assets by $0.2 million resulting from ceased amortization for Palm Digital Media intangible assets after it was sold to PalmGear and completed amortization on remaining intangible assets in October 2004, and a decrease of $0.2 million in payments to third party technology vendors. The majority of our cost of license and royalty revenues is of a fixed nature, either the amortization of purchased intangibles or term license fees paid to technology vendors recognized ratably, and is not directly related to or allocable to either third party or related party revenues. We expect cost of license and royalty revenues to increase due to increased royalty payments for licensed technology to support new versions and features of Palm OS, which are partially offset by the elimination of payments to eBook content providers due to the sale of Palm Digital Media to PalmGear in August 2003.

Cost of support and service revenues.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Cost of support and service revenues	$460	$428	7%	$946	$972	(3)%
Percentage of total revenues	2.4%	2.6%		2.5%	2.9%

Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The increase in cost of support and service revenues during the three months ended November 30, 2004 compared to the three months ended November 30, 2003 in absolute dollars was primarily due to increases in personnel related costs of $23,000. The decrease as a percentage of total revenues was due to an increase in total revenues during the three months ended November 30, 2004. The decreases in cost of support and service revenues during the six months ended November 30, 2004 compared to the six months ended November 30, 2003 in absolute dollars and as a percentage of total revenues were primarily due to the decrease in personnel related costs of $19,000. We monitor our support and service costs and expect that such costs will fluctuate in accordance with customer demand for our support and service offerings.

Research and development expenses.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Research and development expenses	$7,337	$8,117	(10)%	$15,797	$16,969	(7)%
Percentage of total revenues	38.2%	48.4%		42.2%	50.1%

Research and development expenses consist primarily of personnel and related costs, including bonus expense, to support our product development and related information technology and facilities costs. The decreases in research and development expenses during the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 in absolute dollars and as a percentage of total revenues were primarily due to a decrease in employee related and consulting expenses of $0.6 million and $1.0 million, respectively, resulting from the restructuring action during the first quarter of fiscal year 2005 and attrition, and decrease in real estate and information technology allocations of $0.3 million and $0.5 million, respectively, resulting from total decreased spending. The decreases were partially offset by an increase in bonus allocation of $0.1 million and $0.1 million for the three and six months ended November 30, 2004, respectively, compared to the same periods ended November 30, 2003. Our research and development expenses are primarily fixed employee costs. These costs are monitored and reviewed by management, and we expect to adjust our research and development efforts in response to market conditions and economic trends.

Sales and marketing expenses.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Sales and marketing expenses	$4,683	$5,039	(7)%	$9,591	$9,625	0%
Percentage of total revenues	24.3%	30.0%		25.7%	28.4%

Sales and marketing expenses consist primarily of personnel and related costs, including bonus expense, of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials, customer conferences and related information technology and facilities costs. The decreases in sales and marketing expenses during the three months ended November 30, 2004 compared to the three months ended November 30, 2003 in absolute dollars and as a percentage of total revenues were primarily due to the decrease in stock-based compensation expense of $0.3 million based on the accelerated amortization schedule under the multiple-option approach, and a decrease in marketing and advertising expense of $0.2 million. The decrease in sales and marketing expenses during the six months ended November 30, 2004 compared to the six months ended November 30, 2003 as a percentage of total revenues was primarily due to increased total revenues during the six months ended November 30, 2004. We expect sales and marketing expenses to fluctuate in response to market conditions, changes in employee headcount, geographic expansion, economic trends and the cost and timing of future PalmSource developer conferences.

General and administrative expenses.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
General and administrative expenses	$4,141	$5,023	(18)%	$9,292	$8,755	6%
Percentage of total revenues	21.5%	29.9%		24.9%	25.8%

General and administrative expenses consist primarily of personnel and related costs, including bonus expense, for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. The decreases in general and administrative expenses during the three months ended November 30, 2004 compared to the three months ended November 30, 2003 in absolute dollars and as a percentage of total revenues were primarily due to a decrease in stock-based compensation expense of $1.2 million based on the accelerated amortization schedule under the multiple-option approach, and a benefit of $0.5 million from the total Acer settlement payment of $2.6 million to offset legal expenses. The decreases were partially offset by an increase in total employee related expense of $0.4 million resulting from new hires. The increase in general and administrative expenses during the six months ended November 30, 2004 compared to the six months ended November 30, 2003 in absolute dollars was primarily due to an increase in total employee related expense of $0.7 million resulting from new hires, increase in real estate and information technology costs by $0.6 million resulting from lower charge out, and increase in bonus allocation of $0.1 million. The increases were partially offset by a decrease in stock-based compensation expense of $0.6 million based on the accelerated amortization schedule under the multiple-option approach, and a benefit of $0.5 million from the Acer settlement. The decrease in general and administrative expenses during the six months ended November 30, 2004 compared to the six months ended November 30, 2003 as a percentage of total revenues was due to an increase in total revenues during the six months ended November 30, 2004. We expect that general and administrative expenses will decrease as stock-based compensation expense in connection with the issuance of our restricted stock in August 2003 decreases based on the accelerated amortization schedule calculated under the multiple option approach. See Note 7 of Notes to Condensed Consolidated Financial Statements. The decreases will be partially offset by increases due to demands of operating as a public company. In particular, as a result of the distribution, we have a large stockholder base for a company our size and expect to incur significant costs associated with routine stockholder communications, in addition to the potentially significant legal and regulatory compliance costs associated with being a public company.

Amortization of intangible assets.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Amortization of intangible assets	$—	$65	(100)%	$—	$163	(100)%
Percentage of total revenues	0.0%	0.4%		0.0%	0.5%

Amortization of intangible assets consists of amortization related to our acquisitions. Amortization of intangibles from prior acquisitions was completed in the second quarter of fiscal year 2004.

Restructuring.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Restructuring	$—	$—	0%	$602	$—	100%
Percentage of total revenues	0.0%	0.0%		1.6%	0.0%

Restructuring charges principally consisted of workforce reductions, including severance, benefits, related expenses and facility closings. The restructuring charges in the six months ended November 30, 2004 were primarily workforce reduction costs for severance, benefits, and related costs associated with a reduction of 16 employees. In accordance with SFAS No. 146, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less. The majority of the restructuring charges were paid in the second quarter of fiscal year 2005.

Separation costs.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Separation costs	$1	$6,067	(100)%	$17	$7,092	(100)%
Percentage of total revenues	0.0%	36.2%		0.0%	20.9%

Separation costs are generally consulting and professional fees related to separating our business from Palm, effecting the distribution and establishing PalmSource as a separate independent company. The decrease in separation costs for the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was due to the completion of the PalmSource distribution in the second quarter of fiscal year 2004. The costs subsequent to the distribution represent adjustments to settle remaining costs and wrap-up activities. As the distribution was completed in the second quarter of fiscal year 2004, we do not expect to incur substantial separation costs in future periods.

Interest expense.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Interest expense	$—	$(146)	(100)%	$(31)	$(273)	(89)%
Percentage of total revenues	0.0%	(0.9)%		(0.1)%	(0.8)%

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

Interest and other income (expense), net.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Interest and other income (expense), net	$153	$(43)	(456)%	$392	$38	932%
Percentage of total revenues	0.7%	(0.3)%		1.1%	0.1%

The change in other income (expense) in the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was primarily due to interest income of $0.2 million and $0.4 million, respectively, on cash and investments from the public offering completed in April 2004. We expect other income (expense) to fluctuate in future periods due to changes in interest rates and foreign exchange fluctuations.

Gain on early extinguishment of debt.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Gain on early extinguishment of debt	$—	$—	0%	$1,875	$—	100%
Percentage of total revenues	0.0%	0.0%		5.0%	0.0%

Gain on early extinguishment of debt for the six months ended November 30, 2004 represents the gain on prepayment of the Texas Instrument $15.0 million 5% subordinated note in June 2004 at a discount of 12.5%.

Income tax provision.

(In thousands)	Three Months Ended November 30,			Six Months Ended November 30,
	2004	2003	Percent Change	2004	2003	Percent Change
Income tax provision	$27	$356	(92)%	$50	$1,013	(95)%
Percentage of total revenues	0.1%	2.1%		0.1%	3.0%

Our income tax provision for the three and six months ended November 30 2004 and 2003 consists primarily of foreign withholding taxes, research and development credits and amortization of goodwill of certain acquisitions. We have a substantial net operating loss carryforward for which we did not record a benefit for temporary differences and maintained a full valuation allowance. The change in the income tax provision for the three and six months ended November 30, 2004 compared to the same periods ended November 30, 2003 was primarily due to the timing of research and development credits, amortization of goodwill of certain acquisitions, and reduced foreign withholding taxes. The reduced foreign withholding taxes are principally attributable to the reduction of revenue from Sony that was previously subject to withholding taxes.

Liquidity and Capital Resources

Cash Flows

At November 30, 2004, we had cash and cash equivalents of $33.1 million, representing a decrease of $12.0 million from May 31, 2004. The decrease is principally due to the prepayment of the Texas Instruments 5% convertible subordinated note at a discount of 12.5% in June 2004, and a loan of $1.5 million made in September 2004 in connection with the potential acquisition of CMS.

Net cash used for operating activities was $14,000 for the six months ended November 30, 2004 compared to $9.2 million for the six months ended November 30, 2003. The decrease in cash used for operating activities for the six months ended November 30, 2004 as compared to the same period in prior fiscal year was primarily due to a decrease in net loss and a decrease in deferred revenue. During the first quarter of fiscal year 2004, we received net proceeds of $3.3 million from a transaction with PalmGear that we classified as deferred revenue, which is to be recognized ratably over the three-year term of the arrangement. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront initial license fees and timing of shortfall payment minimums. If we are unable to obtain significant upfront fees or otherwise increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future.

Net cash provided by investing activities was $1.0 million for the six months ended November 30, 2004 and net cash used for investing activities was $0.3 million for the six months ended November 30, 2003. Net cash provided by investing activities during the six months ended November 30, 2004 was primarily due to sale and maturities of available-for-sale securities. We have historically used cash for acquisitions of businesses with complementary technologies and for the purchase of property, plant and equipment. We anticipate capital expenditures for property, plant and equipment to be approximately $1.7 million for the remainder of fiscal year 2005. While our pending acquisition of CMS is a stock-for-stock transaction, we may use cash resources to pursue strategic acquisitions or investments in other companies that provide products and services that are complementary to ours.

Net cash used for financing activities was $13.2 million for the six months ended November 30, 2004 and net cash provided by financing activities was $6.0 million for the six months ended November 30, 2003. During the six months ended November 30, 2004 we negotiated a prepayment of the Texas Instruments $15.0 million 5% convertible subordinated note at a discount of 12.5% for $13.1 million, and during the six months ended November 30, 2003, Palm made a cash contribution of $6.0 million to us upon the distribution. Historically, Palm has been our principal source of cash from financing activities. Since the separation of the Palm and PalmSource businesses, Palm has made net capital contributions and transfers to us in cash of $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date, October 28, 2003, which is net of the contribution of the $20.0 million 2.48 % note payable to Palm, a cash contribution of $6.0 million, net transfers of $0.2 million and the transfer to us of the $15.0 million 5% convertible subordinated note due 2006 to Texas Instruments. Since the distribution, palmOne is no longer providing funds to finance our working capital or other cash requirements. Therefore, we may require or choose to obtain additional debt or equity financing in the future. In April 2004, we sold 3,450,000 shares of our common stock in a public offering for net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, of approximately $57.4 million. In October 2002, we received an investment of $20.0 million from Sony for 3,333,333 shares of our Series A preferred stock at a purchase price of $6.00 per share, which automatically converted into 666,666 shares of our common stock at the time of the distribution.

Short-Term and Long-Term Investments

At November 30, 2004, we had $27.3 million of short-term investments and $10.8 million of long-term investments primarily in high quality government securities compared to $25.1 million of short-term investments and $16.7 million of long-term investments at May 31, 2004. Our investments are subject to interest rate risk and will fall in value if market interest rates increase substantially.

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

Commitments

Future payments under contractual obligations and other commercial commitments, as of November 30, 2004, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$5.9	$1.7	$2.1	$2.0	$0.1
Third-Party Royalty Commitments	2.8	0.9	1.4	0.5	—

Total Contractual Obligations	$8.7	$2.6	$3.5	$2.5	$0.1

Our facility leases are under non-cancelable lease agreements. Our leases expire at various dates through February 2010. Our equipment lease expires in March 2007.

In June 2002, PalmSource entered into two royalty agreements with third-party technology vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party technology vendor for certain licensed technology, which includes minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.4 million, $0.9 million, $0.7 million, $0.5 million, and $0.3 million for the remaining six months ending May 31, 2005, and for the years ending May 31, 2006, 2007, 2008, 2009 and thereafter, respectively.

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

We have not been continuously profitable during all of the periods for which we have prepared historical financial statements. During the three months ended November 30, 2003 and fiscal year ended May 31, 2004, we had net losses of approximately $9.1 million and $15.2 million, respectively, on revenues of $16.8 million and $73.1 million, respectively. Cash flow used for operations (negative cash flow) for the six months ended November 30, 2004 and 2003 was $14,000 and $9.2 million, respectively, and fiscal year ended May 31, 2004 was $14.5 million. While we have historically received upfront, initial license fees, which partially funded our negative cash flow from operations, we do not expect this trend to continue. We have historically had negative cash flow from operations and may not achieve positive cash flow in the future.

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

We currently derive most of our revenues from a small number of licensees of Palm OS, and there are a number of developments that have occurred, or may occur in the future, with one or more of our licensees that could significantly harm our future business prospects including (but not limited to): the loss or reduction of purchases from one or more licensees; the full or partial withdrawal of one or more licensees, or their respective products, from a segment of the market; the introduction of new products from palmOne or other licensees incorporating a competing operating system such as a Microsoft, Symbian or Linux offering, and the renegotiation or renewal of the license agreements that result in less favorable terms.

We currently derive most of our revenues from a small number of licensees of Palm OS. Revenues from palmOne were $22.7 million, or 60.8% of total revenues, for the six months ended November 30, 2004 and revenues from palmOne/Palm were $17.6 million, or 51.8% of total revenues, for the six months ended November 30, 2003. Revenues from Sony were $1.5 million, or 4.0% of total revenues, for the six months ended November 30, 2004 and $3.7 million, or 10.9% of total revenues, for the six months ended November 30, 2003. Revenues from Handspring were $3.1 million, or 9.1% of total revenues, for the six months ended November 30, 2003. In June 2004, Sony announced that it would discontinue the Clie® PDA product line in the U.S. and other markets outside of Japan for the rest of the year while it reassesses the market. Additionally, the acquisition of Handspring by Palm has increased our customer concentration. We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future. If revenues from palmOne or our other licensees do not grow as we anticipate, if some or all of our licensees experience delays or decide not to incorporate Palm OS into their future products, or if palmOne experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will need to significantly reduce our expenses or increase our revenues from other sources to stay in business. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012 and our license agreement with Handspring was terminated following the Handspring merger. Nothing restricts these licensees from competing with us or offering products based on competing operating systems and these licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. Some of our licensees already offer products that utilize competing operating systems. For example, Samsung and Fossil offer products that utilize a Microsoft operating system. We expect that these licensees will continue to offer products which utilize competing operating systems, and other licensees, such as palmOne, may begin to offer products that incorporate a competing operating system such as a Microsoft, Symbian or Linux offering. While palmOne would still be required to pay the minimum annual payments pursuant to the license agreement, if palmOne chose to offer products based on competing operating systems, our future revenues will suffer. Once these license arrangements expire, we may not be able to renegotiate them on favorable terms, or at all. Although we have entered into license agreements with new licensees in fiscal year 2003 and fiscal year 2004, most of these new licensees have yet to introduce products on the market that generate revenues for us. In fiscal year 2004 and in the first half of fiscal year 2005, we have renegotiated existing license agreements with a few of our licensees, and we expect that in the future, we will renegotiate existing license agreements of additional licensees. Such renegotiations have resulted in changes to some of the terms of the license agreements, some of which are less favorable to us than before the renegotiations, and we expect that future renegotiations of license agreements will also result in changes to some of the terms of the license agreements, some of which are expected to be less favorable to us than before the renegotiations. Additionally, the renegotiations have resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). If we do not continue to generate significant revenues from palmOne or if we are unable to generate an increased percentage of our revenues from other licensees, our business, results of operations and financial condition will be significantly harmed.

Our operating results may fluctuate.

Our operating results are difficult to predict. We do not have a long history of operations, our operating results have fluctuated significantly and we have only operated separately from palmOne since October 28, 2003. Factors that may cause fluctuations in our operating results, in addition to those disclosed elsewhere in this section titled “Cautionary Factors That May Affect Future Results,” include the following:

•	shortfall payments from licensees in a given quarter to satisfy minimum quarterly or annual license and royalty commitments, as such payments are recorded in the period that the minimum commitment becomes due to us;

•	delays or cancellations in the development or launch of Palm Powered products by our licensees;

•	changes in consumer and enterprise spending levels, which may fail to meet our expectations;

•	a shifting mix in the balance between license fees derived from upfront royalty payments, license fees calculated as a percentage of revenues derived from Palm Powered products and license fees based on fixed dollar amounts per unit sold;

•	changes in general economic conditions and specific market conditions that may impact demand for our products and services;

•	seasonality of demand for Palm Powered products and services that may cause our revenues to fluctuate on a quarter to quarter basis;

•	licensee withdrawal of Palm Powered products from some or all markets;

•	changes in licensing fees due to third parties for technologies incorporated in the Palm OS platform;

•	an increase in reliance on third-party software licenses; and

•	increased costs associated with acquisitions, including integration costs, stock-based compensation, acquired in-process research and development costs and asset impairment charges.

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

We believe the market for PDAs, our traditional strength, is maturing. As a result, we anticipate that our future revenue growth will come from other mobile information devices, in particular smartphones and other wireless devices that incorporate Palm OS. The smartphone operating system market is highly competitive, with Microsoft and Symbian devoting significant resources to compete against us. If we are unsuccessful in penetrating the markets for smartphones or other devices or these markets do not develop as anticipated, our business will not grow as expected and our revenues will suffer. For example, the smartphone market is particularly difficult to forecast because it is new and is not well defined or understood. There appears to be several different segments within the market, and it is very difficult to predict which products will sell well. If we and our licensees fail to properly position products for the right segments, we might fail to achieve our growth objectives.

To compete in the smartphone and other new markets, we expect to enhance Palm OS by licensing additional technologies or acquiring businesses, an example of which is our pending acquisition of CMS. However, we cannot assure you that we will be able to successfully license or acquire technologies or businesses, that we will be able to negotiate favorable terms or that we will be able to generate sufficient revenues to offset the additional costs. If we are unable to do so, our cost of license revenues and cost of sales will increase, and our gross margins could be materially impacted, which would adversely affect our business, results of operations and financial condition.

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

We operate in a highly competitive environment characterized by rapid technological changes, frequent new product and service introductions, evolving industry standards, and changing customer demands. The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Our future success depends on our ability to develop and introduce in the mobile information device market new products and services that our customers and end users choose to buy. In addition, we rely heavily on the efforts of our licensees and third-party developers for the creation of new products and services based on Palm OS.

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

Palm Powered products depend upon effective interoperability with software running on personal computers and network servers to acquire and backup information. Interoperability with this other software can be affected by the design of the personal or network server operating environments, the device which incorporates Palm OS, or Palm OS itself. For example, if Microsoft modified its desktop or server software products to make them incompatible with Palm OS, demand for Palm Powered devices would be significantly reduced, particularly among existing users of Microsoft products. If the desktop or network server interoperability of Palm OS devices is compromised in any way, the attractiveness and use of Palm OS would likely be adversely affected. As a result, our business, results of operations and financial condition would be seriously harmed.

The Palm OS platform and other software products may contain errors or defects, and may be vulnerable to computer viruses. Any or all of these could result in the rejection of our products and services and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

The Palm OS platform is complex and must meet stringent manufacturer and user requirements. We must develop our software products and services quickly to keep pace with the rapidly changing mobile information device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, particularly when first introduced or when new models or versions are released. These errors or defects may include vulnerability to computer viruses. For example, the 29A virus-writing group created the Duts and Cabir viruses to infect devices running Pocket PC and Symbian OS, respectively. Cabir was subsequently incorporated into a malicious worm program distributed for Symbian phones. Palm OS may not be free from errors or defects after commercial shipments by our licensees have begun, which could result in the rejection of products and services based on Palm OS, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty and indemnity claims, which could harm our business, results of operations and financial condition. The threat of virus could also discourage wireless carriers from offering smartphones, which will impact the growth of our markers.

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

As part of our separation agreements, palmOne has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation, whether or not we are a defendant. palmOne has indicated that it intends to continue to defend itself vigorously against these claims. However, we cannot assure you that palmOne will continue to defend itself or be successful. In 2002, we licensed technology that we used to create an alternative handwriting recognition system for use in Palm OS, referred to as Graffiti 2, which we now offer to all of our licensees. At the end of 2002, we began offering this alternative software to our existing licensees, and disclaimed responsibility for any damages resulting from any shipments after that time of the original versions of Graffiti handwriting recognition software by our licensees. In this report, we refer to Graffiti handwriting recognition software released by us prior to Graffiti 2 as the original version or versions of Graffiti. However, under our license agreements with our licensees we have agreed to indemnify them for any damages they incur due to infringement by our or palmOne’s intellectual property, and accordingly we could be liable for damages resulting from use of the original version of the Graffiti handwriting recognition software prior to our offering of Graffiti 2. If palmOne is not ultimately successful in the litigation, Xerox will likely seek an injunction from the court preventing our licensees from offering products with the original versions of Graffiti handwriting recognition software. If the court issues an injunction in favor of Xerox, we would lose any additional royalties that might have been due from those licensees that are continuing to ship the original version of Graffiti. As a result, and if palmOne is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements with palmOne, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of the judgment or the due date under the settlement, we will be required to pay any shortfall amounts to Xerox. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, these damages could be substantial. Although palmOne has prevailed at the current stage of litigation on the claims made by Xerox, we cannot assure you that palmOne will be ultimately successful or that an adverse outcome will not significantly harm our business.

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

We evaluate the validity and applicability of third-party intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products. Third parties may claim that we, Palm OS licensees, or end users of Palm Powered products are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services. In addition, our licensees may be entitled to seek indemnification from us for any claims of infringement brought against them that arise out of the intellectual property they have licensed from us.

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

In addition, certain products or technologies acquired or developed by us, including, for example, Linux-based products by CMS, which we plan to acquire, may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the user of the applicable open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software because, among other reasons:

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

Despite our efforts to protect our proprietary rights, existing laws, contractual provisions and remedies afford only limited protection. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, among other things, and we cannot assure you that we will be successful in enforcement of, or defending ourselves against, intellectual property claims. Moreover, patent litigation has increased due to the current uncertainty of the law and the increasing competition and overlap of product functionality in the field. Attempts may be made to copy or reverse engineer aspects of our product or to obtain and use information that we regard as proprietary. Accordingly, we cannot assure you that we will be able to protect our proprietary rights against unauthorized third party copying or use. Unauthorized use by others of our proprietary rights could materially harm our business.

We currently intend to expand our international presence in China and other countries that may not protect our intellectual property rights to the same extent as the laws of the United States, which may increase the risk of infringement of our intellectual property.

As part of our business strategy, we intend to expand our international presence by targeting countries with large populations and propensities for adopting new technologies including China, India and Brazil. However, China and many of the countries we are targeting do not prevent misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property that infringe our rights. Effective copyright, trademark and trade secret protections may be unenforceable, unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which our technology is licensed, or may in the near future be licensed, may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing on our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions and negatively impact our business.

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

The proliferation of applications that run on Palm Powered products has largely been attributable to our extensive third-party developer community, which we continue to rely on for future application development. There are approximately 300,000 registrants in our Palm OS developer program, which offers Palm OS developer tools, program, and support to enable the creation of software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, more than 20,000 software titles are available for Palm Powered products. There is no guarantee that third parties who have registered as developers have actually developed applications or will do so in the future. We must continue to provide support for developers and provide attractive incentives to encourage future Palm OS application development. For example, we do not have the resources to provide cash incentives to our developers, as some of our competitors do. If we are unable to retain our existing developer community and attract additional third-party developers, the availability of new software applications for Palm OS may be adversely affected, which could affect our ability to compete, lower the value of Palm Powered products to end users and affect our licensees’ ability to market our products and services, cause our operating results to fluctuate and adversely affect our business, results of operations and financial condition.

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

Although we may not be successful in expanding into particular international markets, including China, or generating revenues from foreign operations, we currently anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. Accordingly, our future results could be harmed by a variety of factors related to our international operations, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political or economic conditions, particularly in emerging markets;

•	natural disasters or outbreaks of infectious diseases affecting the regions in which we or our licensees sell products;

•	tariffs, trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in foreign government regulation, tax laws and regulatory requirements;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	disproportionate management attention or company resources;

•	changes in diplomatic and trade relationships; and

•	less effective protection of intellectual property.

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

Within the last five years, Palm acquired and assigned to us assets of Be Incorporated, peanutpress.com, Inc., Actual Software, WeSync.com, Inc. and Smartcode Technologies SARL. In addition, we recently announced the pending acquisition of CMS. We will evaluate other acquisition opportunities that could advance our objectives to penetrate the smart mobile device business or provide us with additional product or service offerings or additional industry expertise or geographic presence, as such opportunities arise. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products, and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	insufficient revenue to offset increased expenses associated with acquisitions; and

•	potential loss of key employees of the acquired companies.

Acquisitions may also cause us to

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property or other litigation.

Mergers and acquisitions and investments in high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions or investments will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to products or the acquiree’s business. If we are unable to complete an acquisition or an acquisition is delayed, our business could be adversely affected due to diversion of management attention and company resources from alternative approaches, which may prevent us from achieving strategic goals.

In addition, from time to time we have made acquisitions of in-process research and development that have been charged to an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings.

If these mergers and acquisitions or investments are unsuccessful, this could have an adverse impact on our results of operations and financial position. For example, in fiscal years 2003 and 2004, we recorded an impairment charge of $3.2 million and $0.5 million, respectively, related to a private equity investment.

We may incur third party costs in the evaluation, negotiation and completion of acquisitions. These costs are deferred and treated as part of the acquisition cost upon completion of the acquisition. If an acquisition is not completed, the deferred costs are charged to earnings in the period in which the acquisition is certain not to be completed.

On September 29, 2004, we made a $1.5 million loan to CMS. The loan is due May 25, 2005, but this date may be extended if our pending acquisition of CMS does not close by February 1, 2005. If the loan is not repaid on such date, the loan may be converted, at a fixed price, into an equity interest of CMS. If such loan were not repaid or if the loan was converted to an equity interest and the fair value of such equity interest fluctuated, our results of operations and financial condition could be adversely affected.

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

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending June 3, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

We can no longer rely on Palm to fund our future capital requirements as we have in the past, and financing from other sources may not be available on favorable terms or at all.

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

Some of our directors and officers own shares of palmOne common stock and options to purchase shares of palmOne common stock. In addition some directors and officers of palmOne own shares of our common stock as a result of the distribution. Ownership of shares of palmOne common stock by our directors and officers, ownership of shares of our common stock by palmOne’s directors and officers and/or having directors serve as directors of both companies now that we have been separated from palmOne could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for palmOne and us. Currently, one of our directors and a member of our audit committee, Robert Finocchio, has a sister who was an executive officer of Palm.

Under the rules and regulations of Nasdaq and the Securities and Exchange Commission relating to the composition of audit committees of boards of directors, our audit committee must consist entirely of independent members of our Board of Directors. However, the Board of Directors may, under exceptional and limited circumstances, appoint one member of the audit committee who is not independent if the Board of Directors determines such appointment is in our best interest and in the best interest of our stockholders; provided that the member is not a current officer, employee or family member of any officer or employee of ours. Our audit committee members are Robert Finocchio, John Shoven and Betsy Rafael (Chairperson). Robert Finocchio is not an independent director because his sister was an executive officer of Palm. Our Board of Directors has determined that it is in our best interest and in the best interest of our stockholders to have Mr. Finocchio serve on the audit committee.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We currently maintain an investment portfolio of cash equivalents, short-term and long-term investments primarily in government obligations and money market funds. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase substantially. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities, limiting exposure to any one issue or issuer, and not investing in derivative financial instruments in our investment portfolio. We performed a sensitivity analysis to determine the impact that a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of November 26, 2004, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $0.3 million decline in the fair market value of the portfolio. Such losses would only be realized if we sold the investments prior to maturity.

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.3 million as of November 30, 2004 due to a decline in the value of the entity that we determined to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investment or even lose the entire value of the investment.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 11 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2004, we completed a firm commitment underwritten public offering of 3,450,000 shares of our Common Stock including 450,000 shares related to the underwriter’s over-allotment option. The effective date of our registration statement, filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-111871 and 333-114150) relating to the public offering of our Common Stock was April 1, 2004. The offering commenced and was completed in April 2004, at a public offering price of $18.00 per share, and was managed by Deutsche Bank Securities, Inc., Needham & Company, Inc., and First Albany Capital, Inc. The offering resulted in gross proceeds of $62.1 million. After deducting underwriting discounts and commissions of approximately $3.4 million and estimated offering expenses of approximately $1.3 million, the net proceeds from the offering were approximately $57.4 million. From the time of receipt through November 30, 2004, we have invested the net proceeds from the public offering in short- and long-term investments in order to meet our anticipated cash needs for future working capital. We invested our available cash principally in high-quality government securities with maturities no greater than 2 years. In June 2004, we applied $13.1 million of the net proceeds of the offering held in money market funds to prepay the 5% convertible subordinated note due to Texas Instruments, and in September 2004, we made a $1.5 million loan in connection with our pending acquisition of CMS. No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates), to persons owning ten percent (10%) or more of any class of our equity securities or to any affiliates.

We made no repurchases of our equity securities during our quarter ended November 30, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of PalmSource, Inc. was held on October 28, 2004, and a total of 12,889,975 were tabulated by proxy. PalmSource stockholders voted upon the following proposals:

Proposal No. 1 – Election of two Class 1 directors to serve a 3-year term expiring in 2007:

	Shares For	Shares Withheld
Jean-Louis Gassée	11,870,367	1,019,608
Betsy Rafael	9,164,863	3,725,112

Proposal No. 2 – Proposal to appoint PricewaterhouseCoopers LLP as PalmSource’s independent public auditors for the fiscal year ending June 3, 2005:

Shares For	Shares Against	Shares Abstain
12,696,637	175,330	18,008

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits.

Exhibit Number	Description
2.27 (1)	Agreement and Plan of Amalgamation between PalmSource, Inc. and China MobileSoft, Inc. dated December 8, 2004.

10.40 (2)	Lease Agreement between PalmSource, Inc. and Christensen Holdings, L.P. dated September 29, 2004.

10.41	Loan Agreement between PalmSource, Inc. and China MobileSoft, Inc. dated September 29, 2004.

10.42 (3)	Mutual Release and Settlement Agreement between PalmSource, Inc. and Acer Incorporated dated November 23, 2004.

10.43 (4)	General Release and Covenant Not to Sue between the PalmSource, Inc. and Albert J. Wood effective November 29, 2004.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed December 14, 2004.
(2)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed October 4, 2004.
(3)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed November 29, 2004.
(4)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed December 3, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date: January 10, 2005	By:	/s/ IRA O. COOK
Ira O. Cook Principal Financial Officer