Form 10-Q
period 2005-02-25
PALMSOURCE INC
filed 2005-04-11
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 25, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-50402

PalmSource, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0586278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1188 East Arques Avenue Sunnyvale, California	94085-4602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 400-3000

Former name, former address and former fiscal year, if changed since last report:

1240 Crossman Avenue, Sunnyvale, California 94089-1116.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☒

As of February 25, 2005 16,734,378 shares of our Common Stock were outstanding.

PalmSource, Inc.

PalmSource’s 52-53 week fiscal year ends on the Friday nearest May 31, with each fiscal quarter ending on the Friday generally nearest August 31, November 30 and February 28. For presentation purposes, the periods are shown as ending on August 31, November 30, February 28 and May 31, as applicable.

The page numbers in this Table of Contents reflect actual page numbers, not EDGAR page tag numbers.

References to “PalmSource,” “Company,” “we”, “us,” and “our” in this Form 10-Q refer to PalmSource, Inc. and its subsidiaries unless the context requires otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PalmSource, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
Related party license and royalty	$653	$2,958	$1,958	$23,588
Third party license and royalty	15,299	17,303	49,343	27,983

Total license and royalty	15,952	20,261	51,301	51,571
Related party support and service	89	87	271	500
Third party support and service	1,152	1,221	3,007	3,402

Total support and service	1,241	1,308	3,278	3,902

Total revenues	17,193	21,569	54,579	55,473

Cost of revenues:
License and royalty	728	1,111	2,162	3,102
Support and service	503	460	1,449	1,432

Total cost of revenues	1,231	1,571	3,611	4,534

Gross margin	15,962	19,998	50,968	50,939
Operating expenses:
Research and development	7,528	8,587	23,326	25,556
Sales and marketing	4,778	4,899	14,369	14,524
General and administrative	4,782	5,180	14,074	13,935
Amortization of intangible assets	54	—	54	163
Restructuring	(87)	—	515	—
Separation costs	1	181	18	7,273

Total operating expenses	17,056	18,847	52,356	61,451

Income (loss) from operations	(1,094)	1,151	(1,388)	(10,512)
Interest expense	—	(193)	(31)	(466)
Interest and other income (expense), net	323	(105)	715	(67)
Gain on early extinguishment of debt	—	—	1,875	—

Income (loss) before income taxes	(771)	853	1,171	(11,045)
Income tax provision (benefit)	(50)	256	—	1,269

Net income (loss)	$(721)	$597	$1,171	$(12,314)

Basic net income (loss) per share	$(0.05)	$0.06	$0.08	$(1.20)

Shares used in computing basic net income (loss) per share amounts	15,039	10,667	14,649	10,298

Diluted net income (loss) per share	$(0.05)	$0.05	$0.08	$(1.20)

Shares used in computing diluted net income (loss) per share amounts	15,039	11,186	14,930	10,298

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	February 28, 2005	May 31, 2004(1)
ASSETS
Current assets:
Cash and cash equivalents	$22,131	$27,144
Short-term investments	33,154	43,057
Accounts receivable, net	5,758	6,038
Prepaids and other	2,679	2,124

Total current assets	63,722	78,363
Restricted investments	1,700	1,680
Property and equipment, net	4,132	2,281
Goodwill	72,244	52,845
Intangible assets, net	2,544	111
Long-term investments	14,837	16,733
Other assets	801	779

Total assets	$159,980	$152,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,488	$2,494
Deferred revenue	6,614	8,296
Other accrued liabilities	8,728	7,625

Total current liabilities	18,830	18,415
Non-current liabilities:
Deferred revenue and other	7,518	10,386
Long-term convertible subordinated note	—	15,000

Commitments and contingencies (Notes 6 and 11)

Stockholders’ equity:
Common stock, $.001 par value, authorized: 100,000; outstanding: 16,734 and 15,103 shares, respectively	17	15
Additional paid-in capital	189,064	165,835
Accumulated other comprehensive income	319	259
Unearned stock-based compensation	(5,575)	(5,754)
Accumulated deficit	(50,193)	(51,364)

Total stockholders’ equity	133,632	108,991

Total liabilities and stockholders’ equity	$159,980	$152,792

(1)	Amounts as of May 31, 2004, have been derived from audited financial statements as of that date with reclassifications to conform to the current financial statement presentation (see Note 2).

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income (loss)	$1,171	$(12,314)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,188	1,940
Stock-based compensation transferred from Palm, Inc	—	(14)
Stock-based compensation expense	4,894	6,374
Deferred income taxes	212	762
Gain on early extinguishment of debt	(1,875)	—
Changes in assets and liabilities:
Receivable from related parties	—	5,132
Accounts receivable	753	(5,473)
Prepaids and other	(741)	(1,387)
Accounts payable	793	923
Payable to Palm, Inc	—	(1,911)
Deferred revenue	(4,762)	(2,199)
Accrued restructuring	—	(349)
Other accrued liabilities	1,104	(2,904)

Net cash provided by (used for) operating activities	2,737	(11,420)
Cash flows from investing activities:
Purchase of property and equipment	(2,695)	(709)
Proceeds from sale of assets	—	386
Business combinations, net of cash acquired	(3,901)	—
Purchase of available-for-sale securities	(155,275)	(186,000)
Sale and/or maturities of available-for-sale securities	167,150	192,000

Net cash provided by investing activities	5,279	5,677
Cash flows from financing activities:
Capital contributions by Palm, Inc.	—	6,000
Public offering expenses	(751)	(284)
Stock issuance under employee stock plans	689	—
Repayment of long-term convertible subordinated note	(13,125)	—
Other, net	—	(3)

Net cash provided by (used for) financing activities	(13,187)	5,713
Effect of exchange rate changes on cash	158	176
Change in cash and cash equivalents	(5,013)	146
Cash and cash equivalents, beginning of period	27,144	13,465

Cash and cash equivalents, end of period	$22,131	$13,611

Other cash flow information:
Cash paid for income taxes	$(123)	$(709)

Supplemental disclosure of non-cash activities:
Contribution of note payable to Palm, Inc.	$—	$20,000

Assumption of convertible subordinated note:	$—	$(15,000)

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation

On August 27, 2001, Palm, Inc. (“Palm”) announced its plan to form a wholly-owned subsidiary to own and operate Palm’s operating system platform and licensing business, subsequently named PalmSource, Inc. (“PalmSource” or the “Company”). PalmSource develops and licenses operating system software, personal information management applications, and software development tools for mobile information devices. PalmSource targets device manufacturers, as well as developers, enterprises and consumers with its software, services and support.

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

The Company did not incur separately identifiable costs directly associated with related party professional services revenue for the three months ended February 28, 2005, and February 29, 2004, respectively and incurred zero costs and $23,000 for the nine months ended February 28, 2005, and February 29, 2004, respectively.

The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for any other period or for the entire fiscal year, which ends May 31, 2005 (see Note 2, Summary of Significant Accounting Policies). The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and are not audited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, operating results and cash flows for those periods presented. These condensed consolidated financial statements should be read in conjunction with the audited combined and consolidated financial statements and notes thereto for the fiscal year ended May 31, 2004 included in the Company’s Annual Report on Form 10-K (File No. 000-50402), filed with the Securities and Exchange Commission.

Note 2. Summary of Significant Accounting Policies

Fiscal Year

PalmSource’s 52-53 week fiscal year ends on the Friday nearest to May 31. PalmSource’s fiscal quarters end on a Friday and are generally thirteen weeks in length. For presentation purposes, the periods have been presented as ending on February 28 and May 31. Unless otherwise stated, all years and dates refer to PalmSource’s fiscal year and fiscal quarters.

Use of Estimates and Reclassifications

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

In the third quarter of fiscal year 2005, the Company has determined that it was appropriate to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous periods ($18 million at May 31, 2004), and such amounts have been reclassified to conform to the current period classification. This change in classification had no effect on the amounts of previously reported total current assets, total assets, net income or cash flow from operations of the Company.

Revenue Recognition

The Company’s revenue recognition policy is in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended. When contracts contain multiple elements, wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Arrangements.” Vendor specific objective evidence of fair value is determined based on the price charged when the same element is sold separately or the contractually stated renewal rate. License and royalty revenues consist principally of revenue earned under software license agreements with manufacturers of hand-held devices. License and royalty revenues are recognized when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues that are contingent upon licensees’ sales are generally recognized on a per-unit or net sales basis in the period information is reported by licensees, generally the month or quarter subsequent to the period of sale by the licensee. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific objective evidence of fair value does not exist, the entire fee is recognized ratably over the term of the arrangement. Arrangements generally do not allow for product returns and PalmSource has no history of product returns. Accordingly, no allowance for returns has been provided. Revenues from minimum commitment and other arrangements payable on extended payment terms are recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights for which sufficient vendor specific objective evidence of fair value does not exist, revenue is deferred until the specified upgrade has been delivered. Amounts legally disputed are not recognized to revenue until such disputes are settled.

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

Stock-Based Compensation

PalmSource employees participate in PalmSource employee stock plans, which are described more fully in Note 7, Stockholders’ Equity, and, until the distribution, participated in Palm employee stock plans. The Company accounts for activity under its stock plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and Financial Accounting Standards Board Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25)” and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” PalmSource accounts for stock-based compensation relating to equity instruments issued to non-employees based on the fair value of options or warrants estimated using the Black-Scholes option valuation model on the date of grant and re-measured until the measurement date in compliance with Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Compensation expense is amortized using the multiple option approach in compliance with FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

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

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income (loss), as reported	$(721)	$597	$1,171	$(12,314)
Add: Stock-based compensation included in reported net income (loss)	1,461	2,809	4,895	6,382
Less: Stock-based compensation expense determined under fair value method for all awards	(6,949)	(10,419)	(20,463)	(4,317)

Pro forma net loss	$(6,209)	$(7,013)	$(14,397)	$(10,249)

Basic net income (loss) per share, as reported	$(0.05)	$0.06	$0.08	$(1.20)

Diluted net income (loss) per share, as reported	$(0.05)	$0.05	$0.08	$(1.20)

Pro forma basic and diluted net loss per share	$(0.41)	$(0.66)	$(0.98)	$(1.00)

SFAS No. 123 allows the use of option valuation models that were not developed for use in valuing employee stock options, including the expected stock price volatility. Because options held by PalmSource employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

After the distribution on October 28, 2003, PalmSource employees did not participate in the Palm Employee Stock Purchase Plan and no stock options were issued under the Palm stock option plans.

	Palm Stock Option Plans Three Months Ended February 28,		Palm Employee Stock Purchase Plan Three Months Ended February 28,		PalmSource Stock Option Plan Three Months Ended February 28,		PalmSource Employee Stock Purchase Plan Three Months Ended February 28,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rate	—	—	—	—	3.8%	2.6%	2.9%	1.9%
Volatility	—	—	—	—	100%	100%	100%	100%
Option term (in years)	—	—	—	—	4.0	3.5	1.5	1.9
Dividend yield	—	—	—	—	0%	0%	0%	0%

	Palm Stock Option Plans		Palm Employee Stock Purchase Plan		PalmSource Stock Option Plan		PalmSource Employee Stock Purchase Plan
	Nine Months Ended February 28, 2005	Period from June 1 to October 28, 2003	Nine Months Ended February 28, 2005	Period from June 1 to October 28, 2003	Nine Months Ended February 28,		Nine Months Ended February 28,
					2005	2004	2005	2004
Risk-free interest rate	—	1.5%	—	2.1%	3.4%	2.6%	2.5%	1.9%
Volatility	—	100%	—	100%	100%	100%	100%	100%
Option term (in years)	—	2.0	—	2.0	3.4	3.7	1.2	1.9
Dividend yield	—	0%	—	0%	0%	0%	0%	0%

The weighted average estimated fair value of Palm stock options granted during the period from September 1, 2003 to October 28, 2003 and the period from June 1, 2003 to October 28, 2003 was $9.50 per share and $6.00 per share, respectively (as adjusted for Palm’s October 2002 one-for-twenty reverse stock split). The weighted average estimated fair value of shares granted under the Palm Employee Stock Purchase Plan during the period from September 1, 2003 to October 28, 2003 and the period from June 1, 2003 to October 28, 2003 was $7.93 per share for both periods.

The weighted average estimated fair value of PalmSource stock options granted during the three and nine months ended February 28, 2005 was $7.36 per share and $10.84 per share, respectively, and during the three and nine months ended February 29, 2004 was $12.51 per share and $20.81 per share, respectively, (as adjusted for PalmSource’s one-for-five reverse stock split). The weighted average estimated fair value of PalmSource Employee Stock Purchase Plan during the three and nine months ended February 28, 2005 was $11.38 per share and $10.57 per share, respectively, and during the three and nine months ended February 29, 2004 was $24.19 per share for both periods (as adjusted for PalmSource’s one-for-five reverse stock split).

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income (loss) per share is calculated based on the weighted average shares of common stock outstanding and shares of common stock equivalents. Common stock equivalents consist of stock options and common stock subject to repurchase, calculated using the treasury stock method, and convertible preferred stock, calculated using the if-converted method. Diluted net income (loss) per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. For the three months ended February 28, 2005, 0.3 million shares and for the nine months ended February 29, 2004, 0.9 million shares of potential common stock equivalents, stock options and outstanding shares of convertible preferred stock and restricted stock were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive. For the three months ended February 29, 2004, and the nine months ended February 28, 2005, no potential common stock equivalents, stock options and outstanding shares of convertible preferred stock and restricted stock were excluded from the calculation of diluted net income per share.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), net unrealized gain (loss) on investments and accumulated foreign currency translation adjustments. Comprehensive income (loss) for the three months ended February 28, 2005 and February 29, 2004 was $(745,000) and $709,000, respectively. Comprehensive income (loss) for the nine months ended February 28, 2005 and February 29, 2004 was $1.2 million and $(12.1) million, respectively. Other comprehensive income (loss) for the three months ended February 28, 2005 and February 29, 2004 was $(24,000) and $112,000, respectively. Other comprehensive income (loss) for the nine months ended February 28, 2005 and February 29, 2004 was $60,000 and $173,000 respectively. Other comprehensive income (loss) primarily consists of accumulated foreign currency translation adjustments for all periods presented.

Effects of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) requires companies to apply a fair-value based measurement method in accounting for share-based payment transactions with employees and to record compensation expense for all stock awards granted, and to awards modified, repurchased or cancelled after the required effective date. The fair value will be amortized to expense over the service periods. SFAS No. 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company’s first quarter of fiscal 2006. The adoption of SFAS 123(R) may have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2004, EITF reached consensus on recognition and measurement guidance under Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus clarified the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and to investments accounted for under the cost method or the equity method. In September 2004, the FASB delayed the recognition and measurement guidance to be applied to other-than-temporary impairment evaluations.

Note 3. Loan Receivable

On September 29, 2004, PalmSource made a $1.5 million unsecured loan to China MobileSoft, Ltd. (CMS), which conducts operations through its wholly-owned subsidiary, MobileSoft Technology (Nanjing) Co., Ltd. (MTN), organized under the laws of the

People’s Republic of China. The CMS loan was originally due on May 25, 2005. The loan carried a stated interest rate of 6% per annum, compounded quarterly, payable at maturity. On December 8, 2004, the Company announced it had entered into an agreement for the acquisition of CMS. The acquisition was completed on January 28, 2005. The $1.5 million loan and accrued interest was included in the total purchase consideration as of that date (see Note 4, Acquisitions and Dispositions).

Note 4. Acquisitions and Dispositions

Acquisitions

On January 28, 2005, the Company completed the acquisition of all of the outstanding stock of CMS, a Chinese mobile phone software company with business operations headquartered, through its wholly-owned subsidiary MTN, in China. The acquisition of CMS is expected to further extend PalmSource’s leadership as a software provider for phones and mobile devices worldwide. In consideration of the acquisition, the Company issued 1,508,010 shares of the Company’s common stock valued at $21.4 million. Of the total shares issued, the Company restricted an aggregate of 347,859 shares valued at $3.6 million for certain executives. These shares were not included in the net purchase price and will be recorded as compensation expense in future periods. These shares will vest every six months over a twenty-four month period following the acquisition closing date. The Company also had an outstanding loan to CMS valued at $1.5 million and incurred $2.7 million in transaction fees, consisting of legal, valuation, and accounting fees. The common stock issued was valued in accordance with EITF No. 99-12, using the average of the closing prices of the Company’s common stock on The Nasdaq National Market for the two days prior to measurement date and two days after the measurement date of December 8, 2004. The total purchase price is summarized below (in thousands).

Stock	$21,447
Value of loan	1,531
Transaction costs	2,661
Less: Restricted stock	(3,579)

Total purchase price	$22,060

As part of the purchase agreement, twenty percent shares of the Company’s common stock issued for the purchase are held in escrow for unknown liabilities that may have existed as of the acquisition date. The escrow shares are included as part of the purchase price in the Consolidated Balance Sheet as of February 28, 2005. One-third of the shares, less the amount of any pending or settled indemnification claims, will be released from escrow on the date that is 20 business days after completion of the audit of the Company’s 2005 financial statements, and issuance of the opinion thereon by the Company’s independent registered public accounting firm but in no event later than January 28, 2006. The remaining shares will be released from escrow on the date that is 20 business days after completion of the audit of the Company’s 2006 financial statements, and issuance of the opinion thereon by the Company’s independent registered public accounting firm but in no event later than January 28, 2007, subject to extension for any pending claims for indemnification.

The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed are summarized below (in thousands). Certain amounts of the purchase price were allocated to intangible assets which were determined through established valuation techniques in the high-technology computer industry. The allocation of purchase price may be subject to change based on the final estimates of fair value, however, such changes are not expected to be material.

Cash	$260
Accounts receivable	503
Other assets	8
Property and equipment	158

Total assets acquired	929

Accounts payable	336
Current liabilities	552
Long-term liabilities	—

Total liabilities assumed	888

Net tangible assets acquired	$41

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows: (in thousands)

Net tangible assets acquired	$41
Goodwill	19,399
Other intangible assets:
Existing technology	1,300
Customer relationships	1,000
Non compete agreements	250
Trade name	70

Total other intangible assets	2,620
Net assets acquired (Purchase price)	$22,060

The other intangible assets will be amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The existing technology is being amortized straight-line over an estimated useful life of three years, customer relationships are being amortized straight-line over an estimated useful life of five years, non compete agreements are amortized straight line over a two year period, and tradenames are amortized straight-line over three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes. Results of operations and balance sheets for periods prior to the acquisition were not material to us and accordingly, pro forma results of operations have not been presented. Results of operations from the acquisition date have been included in the consolidated results of operations.

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

In connection with distribution of PalmSource from Palm, PalmSource issued a $15.0 million convertible subordinated note to Texas Instruments, Inc. (“Texas Instruments”), bearing interest at 5% per annum and due December 6, 2006. In June 2004, PalmSource negotiated a prepayment of the $15.0 million convertible subordinated note in exchange for a 12.5% discount on the outstanding principal. Under the terms of the prepayment agreement, PalmSource paid approximately $13.1 million (plus accrued interest) of the original $15.0 million principal outstanding, resulting in a discount of approximately $1.9 million.

Note 6. Commitments

PalmSource, during fiscal year 2005, entered into a new lease agreement for its headquarters facility located in Sunnyvale, California, beginning in February 2005 and extending, without renewals, until February, 2010. The Company’s prior lease agreement for its former headquarters facility expired in February 2005. PalmSource’s facilities are leased under operating leases expiring at various dates through February 2010. Certain facility leases have renewal options with rentals based upon changes in the Consumer Price Index or the fair market rental value of the property. PalmSource’s equipment lease expires in March 2007. Total future minimums for all lease payments are $0.3 million, $1.1 million, $1.1 million, $1.0 million, $1.0 million and $0.7 million for the remaining three months ending May 31, 2005, and years ending May 31, 2006, 2007, 2008, 2009 and 2010, respectively.

In June 2002, PalmSource entered into two royalty agreements with third-party technology vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party technology vendor for certain licensed technology, which includes minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.2 million, $0.9 million, $0.7 million, $0.5 million, and $0.3 million for the remaining three months ending May 31, 2005, and for the years ending May 31, 2006, 2007, 2008, 2009 and thereafter, respectively.

PalmSource has certain payments due to palmOne under business services and other agreements that were entered into with Palm in connection with the separation. The agreements with Palm also include certain indemnifications, including indemnifications of Palm under the tax sharing agreement, of any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of February 28, 2005 and May 31, 2004 (see Note 9, Transactions with Palm).

Under the indemnification and warranty provisions of the Company’s standard software license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. The Company has never incurred significant expense under its product or services indemnification or warranty provisions. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of February 28, 2005 or May 31, 2004.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. These indemnification agreements were grandfathered under the provisions of Financial Accounting Standards Board Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as they were in effect prior to December 31, 2002, however, new directors added under these arrangements will not be grandfathered. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of February 28, 2005.

The Company had made certain acquisitions prior to the adoption of FIN No. 45. As part of an acquisition, the Company acquires all of a company’s stock or all of its assets and liabilities including assuming certain indemnification obligations that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of February 28, 2005.

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

On January 28, 2005, in connection with the acquisition of CMS, the Company issued 347,859 shares of restricted stock to certain key executives of CMS. The issuance of the restricted stock to these employees resulted in an aggregate of $3.6 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on January 28, 2005.

On February 4, 2005, the Company granted 50,000 shares of restricted stock to employees with a purchase price equal to $0.001. The issuance of the restricted stock grants to employees resulted in an aggregate of $0.4 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on February 4, 2005.

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The employee and executive restricted stock awards issued in 2003 and 2004 vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The consultant restricted stock awards vest 25% on the grant date and thereafter 25% upon 6-month anniversary of the grant date, one-year anniversary of the grant date, and 18-month anniversary of the grant date. The restricted stock awards issued in 2005 vest over a two year period. During the three and nine months ended February 28, 2005 the Company recognized stock-based compensation expense of $1.5 million and $4.9 million, respectively, related to the above restricted-stock grants. During the three and nine months ended February 29, 2004 the Company recognized stock-based compensation expense of $2.8 million and $6.4 million, respectively, related to the above restricted-stock grants.

On September 15, 2003, the Company paid approximately $1.9 million to PalmSource’s President and Chief Executive Officer, David Nagel, pursuant to the terms of two restricted stock grants of Palm common stock issued in September 2001, representing the difference between the guaranteed value of $2.0 million and the fair market value of 7,500 shares of Palm common stock on September 15, 2003.

Employee Stock Purchase Plan

On June 30, 2003, the Company’s Board of Directors adopted the PalmSource 2003 Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees, including employees of participating subsidiaries, with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company has reserved a total of 580,000 shares of common stock, which includes 180,000 shares added in January, 2005 pursuant to the ESPP provision for annual increase, as adjusted for the one-for-five reverse stock split. There were no shares purchased under the plan in this quarter.

Stock Option Plans

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan (“Equity Incentive Plan”) and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance units and (e) performance shares. The Company has reserved a total of 4,395,330 shares of its common stock, as adjusted for the one-for-five reverse stock split. This includes an increase of 760,036 shares pursuant to the annual increase provision and 9,000 shares from the Company’s 2001 Stock Option Plan which had been reserved but not granted pursuant to options under the PalmSource 2001 Stock Plan and returned to the PalmSource 2001 Stock Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Plan. For the three months ended February 28, 2005, 458,000 options were granted and 109,000 options were cancelled. No options were exercised during this period. For the nine months ended February 28, 2005, 1,325,000 options were granted, 217,000 options were cancelled, and 5,000 options were exercised.

On March 17, 2004, PalmSource’s Board of Directors authorized a voluntary stock option exchange program for its employees. Commencing on April 1, 2004, the option exchange offer was made to all eligible employees for all vested and unvested options with exercise prices equal to or greater than $30.00 per share that were granted on or after November 7, 2003. On April 30, 2004, 956,040 options were cancelled under the option exchange program. On November 1, 2004 and January 7, 2005, 735,435 options and 72,093 options were granted under the option exchange program at an exercise price per share of $20.33 and $12.23, respectively, the closing price of the common stock of the Company on the Nasdaq on the date of grant. All new options vest as to one-third of the shares covered by such new options twenty-four weeks after the new option vest date and the remaining shares covered by such new options vest with respect to one-third of the shares covered by such new options forty-eight weeks after the new option vest date and with respect to one-third of the shares covered by such new options seventy-two weeks after the new option vest date.

On December 7, 2004, the Company’s Board of Directors authorized the 2004 Inducement Equity Incentive Plan (“Inducement Plan”). The Inducement Plan provides for the grant of the following types of incentive awards: (a) nonqualified stock options, (b) stock appreciation rights, (c) restricted stock, and (d) restricted stock units. The Company has reserved a total of 300,000 shares of its common stock for the Inducement Plan. For the three months ended February 28, 2005, 229,966 options were granted. No options were exercised during this period.

Public Offering

In April 2004, PalmSource sold 3,450,000 shares of common stock at a public offering price of $18.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds from the offering were approximately $57.4 million.

Note 8. Restructuring Charges

During the fiscal first quarter ended August 31, 2004, the Company recorded restructuring charges of $0.6 million related to restructuring action which consisted of workforce reductions of 16 regular employees, primarily in the U.S., for severance, benefits, and related costs, In accordance with SFAS 146, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less. During the fiscal third quarter ended February 28, 2005, certain charges related to expected to COBRA coverage and employment assistance were reversed. The time period for election of these expired without these employees availing themselves for such benefits, thus necessitating the reversal.

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

Allocated costs included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	The Period from June 1, 2003 to October 28, 2003	Three Months Ended August 31, 2003
Cost of revenues	$2	$2
Research and development	8	8
Sales and marketing	28	28
General and administrative	476	315

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

Software License Agreement

Under the Amended and Restated Software License Agreement (the “Software License Agreement”), PalmSource agreed to grant to Palm certain licenses to develop, manufacture, test, maintain and support its products. In addition, PalmSource agreed to grant to Palm a source code license and certain rights to use, produce, grant end user sublicenses and distribute certain software. Palm will pay PalmSource license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees. The Software License Agreement expires December 3, 2006 and includes a minimum annual royalty and license commitment of $40.0 million, $37.5 million, $39.0 million, $41.0 million and $42.5 million during each of the contract years expiring December 3, 2002, 2003, 2004, 2005, and 2006, respectively. Under the terms of the Software License Agreement, PalmSource has recognized license and royalty revenues of $17.6 million, and $38.1 million for the years ended May 31, 2002 and 2003, respectively. For the year ended May 31, 2004, PalmSource recognized license and royalty revenues of $17.1 million prior to the distribution from Palm, and $21.0 million after the distribution from palmOne. During the three months ended February 29, 2004 PalmSource recognized license and royalty revenues of $0 million prior to the distribution from Palm and of $11.2 million after the distribution from palmOne, and during the three months ended February 28, 2005, PalmSource recognized license and royalty revenues of $12.1 million from palmOne. During the nine months ended February 29, 2004 PalmSource recognized license and royalty revenues of $17.1 million prior to the distribution from Palm and $11.4 million after the distribution from palmOne, and during the nine months ended February 28, 2005 PalmSource recognized license and royalty revenues of $34.5 million from palmOne. In addition, PalmSource has recognized support and service revenues of $0.8 million and $1.2 million for the years ended May 31,

2002 and 2003, respectively. For the year ended May 31, 2004, PalmSource recognized support and service revenues of $0.2 million prior to the distribution from Palm, and $0.5 million after the distribution from palmOne. PalmSource recognized support and service revenues of $0 million prior to the distribution from Palm and $0.2 million after the distribution from palmOne during the three months ended February 29, 2004 and $0.3 million from palmOne during the three months ended February 28, 2005. PalmSource recognized support and service revenues of $0.2 million prior to the distribution from Palm and $0.3 million after the distribution from palmOne during the nine months ended February 29, 2004 and $0.7 million from palmOne during the nine months ended February 28, 2005.

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

Note 10. Other Related Party Transactions

Under the terms of the license agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $0.7 million and $3.0 million for the three months ended February 28, 2005 and 2004, respectively, and $2.0 million and $6.5 million for the nine months ended February 28, 2005 and 2004, respectively. In addition, PalmSource has recognized support and service revenues of $0.1 million and $0.1 million for the three months ended February 28, 2005 and 2004, respectively, and $0.3 million and $0.3 million for the nine months ended February 28, 2005 and 2004, respectively. These amounts have been included in related party revenues in the condensed consolidated financial statements. As of February 28, 2005 and May 31, 2004, there were no outstanding receivables from Sony in the condensed consolidated financial statements.

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

Note 11. Litigation

On February 9, 2004, a suit was filed in the United States District Court for the Northern District of California naming the Company, palmOne, and Handspring as defendants. The case is captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Case No. C04-0528. The case alleges that the three defendants have engaged in willful infringement, both direct and contributory and inducement of infringement, of U.S. Patent No. 5,276,311, titled, “Method and Device for Simplifying the Use of a Plurality of Credit Cards, or the Like,” with respect to certain hardware products allegedly offered for sale by palmOne, PalmSource and Handspring. The complaint seeks injunctive relief, unspecified damages and attorneys’ fees. E-Pass filed claims against 3Com and Palm in 2000 alleging infringement of the same patent; however, the suit naming the Company identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. On February 25, 2005, the court issued its claim construction order and the parties anticipate initiating discovery following an as yet unscheduled status conference. The Company intends to defend vigorously against the claim.

On July 16, 2003, a suit was filed in the Los Angeles County Superior Court naming PalmSource as a defendant. The case is captioned Chet Taylor, et al. v. Palm, Inc., PalmSource, Inc., and Solutions Group, et al., No. BC299134. The complaint alleges that persons who purchased Palm PDAs with customer-accessible batteries after June 1999 lost data upon battery replacement. The complaint alleges unfair and deceptive business practices in alleged violation of California’s unfair competition statute and Consumer Legal Remedies Act, breach of express and implied warranties and fraud. The complaint seeks unspecified compensatory and punitive damages, restitution and an injunction prohibiting the defendants from similar conduct in the future. palmOne is managing this litigation, and believes it has good defenses for all parties. On March 28, 2005 palmOne, on behalf of itself and its unincorporated department Solutions Group and PalmSource, Inc. (for the purpose of this paragraph, “Palm”) entered into a Settlement Agreement and General Release (the “Settlement”). A hearing seeking preliminary court approval of the proposed Settlement is scheduled for May 4, 2005. palmOne is responsible for the Palm obligations agreed to in the Settlement and will not look to PalmSource for contribution or reimbursement related to this matter.

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. The case came to be captioned Xerox Corporation v. 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., and Palm Computing, Inc., Civil Action No. 97-CV-6182T. The complaint alleged willful infringement of U.S. Patent No. 5,596,656, or ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint sought unspecified damages and to permanently enjoin the defendants from infringing the ‘656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ‘656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC. On October 5, 2001, the CAFC affirmed-in-part and reversed-in-part the District Court’s ruling, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ‘656 patent is valid, enforceable, and infringed. The defendants appealed. The CAFC remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ‘656 patent. Following the CAFC’s remand to the District Court, both parties filed motions for summary judgment with the District Court on the issue of invalidity, and the District Court heard those motions on December 10, 2003. On February 21, 2003, CAFC affirmed the finding that the defendants infringed the ‘656 patent, but reversed the district court’s finding that the ‘656 patent was valid, and enforceable, and remanded for further proceedings. The CAFC denied Xerox’s petition for a rehearing, and the case was remanded to the district court for a determination of whether the patent is valid and enforceable. On March 29, 2004, the District Court granted Xerox’s unopposed motion to amend its complaint naming PalmSource as a defendant. On May 21, 2004, the District Court granted the defendants’ motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. On May 26, 2004, the District Court entered final judgment in favor of the defendants. On June 1, 2004, the defendants filed a motion for clarification of the ruling regarding the District Court’s summary judgment decision and on June 10, 2004, Xerox filed a motion to alter or amend that decision. On June 18, 2004, Xerox filed a Notice of Appeal to the District Court’s summary judgment decision. On July 15, 2004, the CFAC issued an order decertifying Xerox’s appeal pending resolution of Xerox’s motion to alter or amend the District Court’s summary judgment decision. On February 16, 2005, the court issued its order: (i) granting defendant’s motion for consideration and held that the asserted claims for the ‘656 patent are invalid as anticipated or obvious in light of prior art; and (ii) denying plaintiff’s motion for reconsideration and/or relief for judgment. The CAFC’s February 20, 2003 decision indicates that the District Court should grant Xerox’s request for injunctive relief if the patent is valid and enforceable. If an injunction is obtained by Xerox, it could have a significant adverse impact on PalmSource’s operations and financial condition if licensees have not transitioned to a handwriting recognition system outside the scope of Xerox’s asserted claims. In addition, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, Xerox has stated in its court pleadings that it will seek at trial a significant compensatory and punitive damage award or license fees from palmOne. Furthermore, if palmOne is not successful in establishing that the ‘656 patent is invalid or unenforceable, palmOne might be liable to palmOne’s licensees and other third parties under contractual obligations or otherwise sustain adverse financial impact if Xerox seeks to enforce its patent claims against palmOne’s licensees and other third parties. In connection with Palm’s separation from 3Com, pursuant to the terms of the Indemnification and Insurance Matters Agreement between 3Com and Palm, palmOne may be required to indemnify and hold 3Com harmless for any damages or losses that may arise out of the Xerox litigation. As part of PalmSource’s separation agreements with palmOne, palmOne is required to indemnify PalmSource for certain damages that PalmSource may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify PalmSource, PalmSource might be required to pay Xerox significant damages or license fees or pay PalmSource’s licensees significant amounts to indemnify them for their losses. In particular, pursuant to the separation agreements between PalmSource and palmOne and, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, PalmSource will be required to pay any shortfall amounts. Any such payment by PalmSource does not, however, relieve palmOne of its obligation either to make the payment or to reimburse PalmSource. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. PalmSource cannot easily predict the amount of these damages, but if palmOne is not successful in the litigation, damages could be substantial. Although palmOne has prevailed at the current stage of the litigation on the claims made by Xerox, there can be no assurance that palmOne will be ultimately successful or that an adverse outcome will not significantly harm PalmSource’s business. PalmSource further believes that it is remote that PalmSource will incur a loss resulting from any fees or damages in excess of amounts recoverable from Palm under Palm’s indemnification of PalmSource.

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

Geographic Information

PalmSource is headquartered in the United States. In addition to most of its operations in the United States, the Company has a development center in France. With the acquisition of CMS, the Company has established operations in China, principally Nanjing. PalmSource conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the three and nine months ended February 28, 2005 and 2004, no country outside the United States or Japan accounted for 10% or more of total revenues. Revenues and net property and equipment by geographic region are as follows (in thousands):

	Three Months Ended February 28		Nine Months Ended February 28
	2005	2004	2005	2004
Revenues:
United States	$14,494	$15,407	$43,165	$40,986
Japan	742	3,048	2,229	6,738
Other	1,957	3,114	9,185	7,749

Total	$17,193	$21,569	$54,579	$55,473

	February 28, 2005	May 31, 2004
Long-lived assets:
United States	$59,119	$57,443
China	22,102	—
Other	200	253

Total	$81,421	$57,696

The following individual customers accounted for 10% or more of total revenues for the fiscal periods ended:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2005	2004	2005	2004
palmOne/Palm	72.3%	53.0%	64.4%	52.2%
Sony	4.3%	14.1%	4.1%	12.1%

Note 13. Subsequent Events

Effective on February 28, 2005, the Company announced the employment of Jeanne Seeley, the Company’s newly appointed Chief Financial Officer. In conjunction with this appointment, also, effective as of February 28, 2005, Ira Cook ceased serving as the Company’s principal financial officer and resumed his position as the Company’s Vice President of Finance.

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

Overview

We are a leading developer and licensor of platform software that enables mobile information devices. We have begun to license Palm OS to smartphone and wireless device manufacturers and intend to continue to build on our leadership position and experience in PDAs to become a leading licensor of platform software for smartphones, wireless devices, and other next generation smart mobile products. We intend to expand our product portfolio with the long-term goal of becoming a leading provider of software for phones and mobile devices at all price points. Our software platform consists of operating system software, or Palm OS, and software development tools. From time to time, we evaluate other operating systems for which we may develop Palm OS products in the future. We have also extended our platform with applications such as personal information management software, web browsers and e-mail. We license Palm OS to leading smart mobile information device manufacturers, including palmOne, Garmin, GSPDA, Kyocera, and Samsung. A wide range of smart mobile devices incorporate our solutions, including PDAs, smartphones, location-aware devices, entertainment devices, and industry-specific devices used in industries such as education, hospitality and healthcare.

Our 52-53 week fiscal year ends on the Friday nearest to May 31. Our fiscal quarters end on a Friday and are generally 13 weeks in length. For presentation purposes, our periods have been presented as ending on February 28 and May 31. Unless otherwise stated, all years and dates refer to our fiscal year and fiscal quarters.

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

Business

Our revenues consist of license and royalty, and support and service revenues. We primarily generate revenues by licensing our software to mobile information device manufacturers. We also generate revenues from providing support and services to our licensees, from the Palm OS Ready program participants and from our online software store. Prior to the distribution, we presented revenues from Palm and Sony, a PalmSource stockholder, separately as related party revenues. Subsequent to the distribution, we present only revenues from Sony as related party revenues.

License and royalty revenues consist principally of revenues earned under software license agreements with manufacturers of mobile information devices. Historically, our license agreements with these manufacturers generally provided for an upfront license fee and additional royalties based on the number of units sold by the licensee incorporating Palm OS. However, we do not expect this trend of upfront payments to continue. We recognize license and royalty revenues when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues from royalty fees are generally recognized on a per-unit or net sales royalty basis based on contractually reported information from licensees. Currently, the majority of our royalty revenue stream is derived from licensees with a royalty fee that is calculated on a net sales basis. The royalty rate generally ranges from 3% to 6% of net sales based on the average selling price of the licensee’s Palm Powered product. Payments received in advance of royalties being earned are recorded as deferred revenues. Our total deferred revenue balance at February 28, 2005 was $12.2 million, of which $7.9 million or 65% represents deferred balance for one single licensee.

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

Historically, our licensees have experienced higher seasonal demand for their products, particularly PDA’s, during our second and third fiscal quarters. We believe that this seasonality is primarily the result of the winter holiday season. In addition, certain licensees, including palmOne, satisfy the remaining amount of their yearly minimum commitments, if necessary, in our third fiscal quarter. Historically, these factors have resulted in a substantial increase in revenues for our third fiscal quarter as compared to other quarters in the fiscal year. Recently, we have seen the mix of the products our licensees are shipping shift towards smartphones and other products that do not have the high seasonal demand that we have experienced historically. As a consequence, we are uncertain if, in the future, the trend of higher seasonal revenue during our third quarter will be as pronounced as it has been in the past, or whether it will be evident at all.

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

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on palmOne for a large percentage of our revenues. Revenues and percentage of total revenues from palmOne, including Handspring, and Sony for the three and nine months ended February 28, 2005 and February 29, 2004 were as follows (in thousands):

	Three Months Ended February 28, 2005		Three Months Ended February 29, 2004		Nine Months Ended February 28, 2005		Nine Months Ended February 29, 2004
	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues	Revenue	% of Total Revenues
Palm/palmOne	$12,422	72.5%	$11,427	53.0%	$35,163	64.5%	$28,979	52.3%
Sony	742	4.3%	3,045	14.1%	2,229	4.1%	6,735	12.1%
Handspring	—	0%	377	1.8%	—	0%	3,473	6.3%

The Company has a number of other licensees, but to date, these licensees have yet to introduce products on the market that generate significant revenues for us. Licensees must develop a product and, providing the product development efforts are successful, commence commercial shipment of the product. This product development and commercial shipment process by our licensees is often eight to twelve months or longer, depending upon the complexity of the product, the licensee’s experience with Palm OS, and other factors. Because of the length of time our licensees must spend to first develop, and then commence shipment of the product, the period before we receive revenue, if any, from a licensee can be lengthy.

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

We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future. Our license agreement with palmOne will expire in December 2006, our license arrangement with Sony will expire in October 2012, and our license agreement with Handspring expired upon the closing of the Handspring merger. Sony has announced the termination of its Clie® PDA product line. Royalties from the sale of Handspring products are now subject to the terms of our license agreement with palmOne, and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. Both of these licensees can cease selling Palm Powered products at any time, which may be due to their withdrawal from the market or their use of a competing operating system. However, palmOne will remain subject to its minimum commitment requirements. We cannot assure you that we will be able to renegotiate these licensing agreements on favorable terms, if at all, once they expire.

Acquisition of China MobileSoft Ltd.

On January 28, 2005, the Company completed the acquisition of CMS, a Chinese mobile phone software company with business operations headquartered, through its wholly-owned subsidiary MTN, in China. The acquisition of CMS is expected to further extend PalmSource’s leadership as a software provider for phones and mobile devices worldwide. In consideration of the acquisition the Company issued 1,508,010 shares of the company common stock valued at $21.4 million. Of the total shares issued, the Company restricted an aggregate of 347,859 shares valued at $3.6 million for certain executives. These shares were not included in the net purchase price and will be recorded as compensation expense in future periods. These shares will vest every six months over a twenty-four month period following the acquisition closing date. The Company also had an outstanding loan to China Mobilesoft valued at $1.5 million and incurred $2.7 million in transaction fees, consisting of legal, valuation, and accounting fees. The common stock issued was valued in accordance with EITF No. 99-12, using the average of the closing prices of the Company’s common stock on The Nasdaq National Market for the two days prior to measurement date and two days after the measurement date of December 8, 2004. The total purchase price is summarized below (in thousands).

Stock	$21,447
Value of loan	1,531
Transaction costs	2,661
Less: Restricted stock	3,579

Total purchase price	$22,060

As part of the purchase agreement, twenty percent shares of the Company’s common stock are held in escrow for unknown liabilities that may have existed as of the acquisition date. The escrow shares are included as part of the purchase price in the Consolidated Balance Sheet as of February 28, 2005. One third of the shares, less the amount of any pending or settled indemnification claims, will be released from escrow on the date that is 20 business days after completion of the audit of the Company’s 2005 financial statements, and issuance of the opinion thereon by the Company’s independent registered public accounting firm but in no event later than January 28, 2006. The remaining shares will be released from escrow on the date that is 20 business days after completion of the audit of the Company’s 2006 financial statements, and issuance of the opinion thereon by the Company’s independent registered public accounting firm, but in no event later than January 28, 2007, subject to extension for any pending claims for indemnification.

The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed are summarized below (in thousands). Certain amounts of the purchase price were allocated to intangible assets which were determined through established valuation techniques in the high-technology computer industry. The allocation of purchase price may be subject to change based on the final estimates of fair value, however, such changes are not expected to be material.

Cash	$260
Accounts receivable	503
Other assets	8
Property and equipment	158

Total assets acquired	929

Accounts payable	336
Current liabilities	552
Long-term liabilities	—

Total liabilities assumed	888

Net tangible assets acquired	$41

The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed is as follows: (in thousands)

Net tangible assets acquired	$41
Goodwill	19,399
Other intangible assets:
Existing technology	1,300
Customer relationships	1,000
Non compete agreements	250
Trade name	70

Total other intangible assets	2,620
Net assets acquired (Purchase price)	$22,060

The other intangible assets will be amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The existing technology is being amortized straight-line over an estimated useful life of three years, customer relationships are being amortized straight-line over an estimated useful life of five years, non compete agreements are amortized straight line over a two year period, and tradenames are amortized over three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes. Results of operations and balance sheets for periods prior to the acquisition were not material to us and accordingly, pro forma results of operations have not been presented.

Industry Dynamics. The software industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition. We are seeing an increasingly competitive environment among mobile information device manufacturers. Due to this increasingly competitive environment in a maturing market, several major consumer electronics manufacturers have ceased or reduced the sale of PDA-related products. For example, in June 2004, Sony, a licensee and stockholder of ours, announced that it would discontinue the Clie® PDA product line. There is no assurance that other licensees of Palm Powered products will not also reduce or cease the sale of these products. As a result of a number of competitive factors, such as the timing of the release and the targeted markets of products, mobile device manufacturers are increasingly developing products at various price points. In addition, higher-end products are facing downward pricing pressures. Accordingly, some of our licensees are experiencing significant fluctuations in their average selling prices and declining volume. These pricing fluctuations and volume declines may adversely impact the royalties that we earn from our licensees. Partially in response to these trends, we have undertaken a number of restructuring efforts to realign our cost structure with our business operations and may do so in the future. Additionally, our strategic plans include extending our software into the wireless and other new mobile device markets.

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

Palm OS licensees reported shipments of 1.4 million and 4.0 million Palm Powered units during the three and nine months ended February 28, 2005 respectively, compared to 2.0 million and 4.6 million units during the three and nine months ended February 29,

2004 respectively. Of the total units shipped during the three months ended February 28, 2005 handheld devices, smartphone devices, and other devices comprised 74%, 23% and 3%, respectively, compared to the three months ended February 29, 2004 where handheld devices, smartphone devices, and other devices comprised 85%, 12% and 3%, respectively. Of the total units shipped during the nine months ended February 28, 2005 handheld devices, smartphone devices, and other devices comprised 71%, 24% and 5%, respectively, compared to the nine months ended February 29, 2004 where handheld devices, smartphone devices, and other devices comprised 88%, 8% and 4%, respectively. As the market for PDAs matures, as seen by recent declines in PDA unit sales, we expect that our future revenue will come from other mobile information devices, in particular smartphones and other wireless devices that incorporate Palm OS. We believe the market for other mobile information devices is in its early stages, and the growth potential of these markets may not be realized. Additionally, we face strong competition from Symbian and Microsoft, and anticipate further competition from other competing software platform providers. The smartphone/wireless market itself has a limited number of device manufacturers, and we may not be successful in engaging many of them as licensees. We may need to enter into collaborative relationships or acquire additional technology or businesses to successfully compete in this market. If we, or our licensees, are unsuccessful in penetrating the markets for smartphones and other new next generation smart mobile products, or if such markets do not develop as anticipated, our revenues will suffer. To compete in these new markets and to continue to expand our product offerings into new markets and industries, we expect to enhance Palm OS by incorporating additional technologies. We will need to negotiate favorable terms on any related third-party royalty contracts, or our cost of license revenues and our gross margins could decrease.

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

Many of our license contracts contain multiple elements, including support. We have determined the fair value of our bundled support arrangements based on the price charged when the element is sold separately by us or on the contractually stated renewal rate. Accordingly, when contracts contain multiple elements wherein vendor-specific objective evidence of fair value exists for all undelivered elements and for which fair value has not been established for delivered elements, we recognize revenue on the delivered element using the “Residual Method “ as defined by American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-9. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific evidence of fair value does not exist, we recognize the entire fee ratably over the term of the arrangement.

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

Restructuring

Effective for calendar year 2003, in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” Emerging Issues Task Force (EITF) we record liabilities for costs associated with exit or disposal activities when the liability is incurred instead of at the date of commitment to an exit or disposal activity. We reassess restructuring accruals on a quarterly basis to reflect changes in the costs of the restructuring activities and we record new restructuring accruals as liabilities are incurred.

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

Results of Operations

Comparison of Three and Nine Months Ended February 28, 2005 and 2004.

Related party license and royalty revenues.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Related party license and royalty revenues	$653	$2,958	(78)%	$1,958	$23,588	(92)%
Percentage of total revenues	3.8%	13.7%		3.6%	42.5%

Prior to the distribution, we recognized revenues from Palm as related party revenues, and subsequent to the distribution, we recognized revenues from palmOne as third party revenues. License and royalty revenues from Palm, which consisted primarily of royalty fees received from shipment of PDAs and smartphones, were $0 and $17.1 million for the three and nine months ended February 29, 2004. License and royalty revenues from Sony were $0.7 million and $2.0 million for the three and nine months ended February 28, 2005 respectively, compared to $3.0 million and $6.5 million for the three and nine months ended February 29, 2004 respectively. The three months and nine months ended February 28, 2005, includes approximately $0.5 million related to Sony’s corrections of prior period reported net revenue to the Company. The decrease in related party license and royalty revenues during nine months ended February 28, 2005 compared to the same periods ended February 29, 2004 was principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. Related party revenues from Sony decreased by $2.3 million and $4.5 million for the three and nine months ended February 28, 2005 respectively, compared to the same periods ended February 29, 2004 primarily due to Sony’s withdrawal from the Clie® handheld market as announced in June 2004.

Third party license and royalty revenues.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Third party license and royalty revenues	$15,299	$17,303	(12)%	$49,343	$27,983	76%
Percentage of total revenues	89.0%	80.2%		90.4%	50.4%

The decrease in third party license and royalty revenues during the three months ended February 28, 2005 compared to the same quarter a year ago is principally related to a decrease in revenue from the expiration of a licensee’s amortization of a prepaid license fee which expired in October, 2004 and the reduced number of unit shipments by several other licensees. The increase in third party license and royalty revenues during the nine months ended February 28, 2005 compared to the same period ended February 29, 2004 was also due to the settlement payment by Acer for $2.6 million, of which $2.1 million was applied to license and royalty revenue. During the nine months ended February 28, 2005 compared to the nine months ended February 29, 2004, increase in license and royalty revenues in the first half of fiscal year 2005 was also attributed to renegotiated license agreements that increased revenue in the first half of fiscal year 2005 by approximately $2.7 million. Additionally, the renegotiations have resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). The license and royalty revenues from palmOne were $12.1 million and $34.5 million for the three and nine months ended February 28, 2005 compared to the combined license and royalty revenues from palmOne/Palm and Handspring of $11.6 million and $31.9 million for the three and nine months ended February 29, 2004. The increase in license and royalty revenues from palmOne/Palm and Handspring of $0.5 million and $2.6 million for the three and nine months ended February 28, 2005 compared to the same periods ended February 29, 2004, respectively, was due to increased shipments by palmOne. During the three and nine months ended February 29, 2004, Handspring paid $0 and $2.7 million in top-up payments, as Handspring did not meet their quarterly royalty commitments. However, there were no top-up payments from palmOne during the three and nine months ended February 28, 2005.

Third party license and royalty revenues for the nine months ended February 28, 2005 included the settlement of Acer litigation of $2.1 million. Without the settlement amount, our total license and royalty revenues would have been $47.2 million for the nine months ended February 28, 2005 compared to $28.0 million during the nine months ended February 29, 2004 .

Related party support and service revenues.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Related party support and service revenues	$89	$87	2%	$271	$500	(46)%
Percentage of total revenues	0.5%	0.4%		0.5%	0.9%

Support and service revenues from Palm were $0 and $0.2 million for the three and nine months ended February 29, 2004, respectively. Support and service revenues from Sony were $0.1 million and $0.3 million for the three and nine months ended February 28, 2005, respectively, and $0.1 million and $0.3 million for the three and nine months ended February 29, 2004, respectively. The decrease in related party support and service revenues during the nine months ended February 28, 2005 compared to the same period ended February 29, 2004 was due to recognizing palmOne revenues as third party revenues subsequent to the distribution.

Third party support and service revenues.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Third party support and service revenues	$1,152	$1,221	(6)%	$3,007	$3,402	(12)%
Percentage of total revenues	6.7%	5.7%		5.5%	6.1%

The decrease in third party support and service revenues during the three and nine months ended February 28, 2005 compared to the same periods ended February 29, 2004 was primarily due to a decrease of $0.1 million and $0.8 million, respectively, in expired or completed support agreements, and a decrease of $0.1 million and $0.3 million, respectively, in renegotiated support agreements. The decreases were partially offset by the increase in palmOne support and service revenues of $0.1 million and $0.5 million during the three and nine months ended February 28, 2005 compared to the same periods ended February 28, 2004 that was recognized as third party revenues subsequent to the distribution. The decrease was also partially offset by new agreements during the current year.

Cost of license and royalty revenues.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Cost of license and royalty revenues	$728	$1,111	(35)%	$2,162	$3,102	(30)%
Percentage of total revenues	4.2%	5.2%		4.0%	5.6%

Cost of license and royalty revenues principally represents royalty payments to third-party technology licensing and amortization of purchased intangible assets. The cost of license and royalty revenues during the three months ended February 28, 2005 compared to the same period ended February 29, 2004 in absolute dollars decreased as prior year same due to the reduction in the amortization of certain licensed technology. The decreases in cost of license and royalty revenues during the nine months ended February 28, 2005 compared to the nine months ended February 29, 2004 in absolute dollars and as a percentage of total revenues were due to the reduction in the amortization of certain licensed technology and payments related to certain product content costs. The majority of our cost of license and royalty revenues is of a fixed nature, either the amortization of purchased intangibles or term license fees paid to technology vendors recognized ratably, and is not directly related to or allocable to either third party or related party revenues. We expect cost of license and royalty revenues to increase due to increased royalty payments for licensed technology to support new versions and features of our software which may negatively effect our margins.

Cost of support and service revenues.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Cost of support and service revenues	$503	$460	9%	$1,449	$1,432	1%
Percentage of total revenues	2.9%	2.1%		2.7%	2.6%

Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The increase in cost of support and service revenues during the three months ended February 28, 2005 compared to the three months ended February 29, 2004 in absolute dollars was primarily due to increase in personnel related costs of $0.1 million. The increase as a percentage of total revenues was due to a decrease in total revenues during the three months ended February 28, 2005. The increase in cost of support and service revenues during the nine months ended February 28, 2005 compared to the nine months ended February 29, 2004 in absolute dollars was primarily due to the increase in personnel related costs. We monitor our support and service costs and expect that such costs will fluctuate in accordance with customer demand for our support and service offerings.

Research and development expenses.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Research and development expenses	$7,528	$8,587	(12)%	$23,326	$25,556	(9)%
Percentage of total revenues	43.8%	39.8%		42.7%	46.1%

Research and development expenses consist primarily of personnel and related costs, including bonus expense, to support our product development and related information technology and facilities costs. The decreases in research and development expenses during the three and nine months ended February 28, 2005 compared to the same periods ended February 29, 2004 in absolute dollars were primarily due to a decrease in employee related and consulting expenses resulting from the restructuring action during the first quarter of fiscal year 2005 and attrition. Our research and development expenses are primarily fixed employee costs. These costs are monitored and reviewed by management, and we expect to adjust our research and development efforts in response to market conditions and economic trends. We anticipate that our costs for research and development will increase due to the acquisition of CMS and will depend largely on the number of employees that may be hired in China.

Sales and marketing expenses.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Sales and marketing expenses	$4,778	$4,899	(2)%	$14,369	$14,524	(1)%
Percentage of total revenues	27.8%	22.7%		26.3%	26.2%

Sales and marketing expenses consist primarily of personnel and related costs, including bonus expense, of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials, customer conferences and related information technology and facilities costs. The decreases in sales and marketing expenses during the three months ended February 28, 2005 compared to the three months ended February 29, 2004 in absolute dollars were primarily due to the decrease in stock-based compensation expense based on the accelerated amortization schedule under the multiple-option approach and a decrease in consulting expense. The decreases were partially offset by the increase in compensation expense other than stock based compensation. The decrease in sales and marketing expenses during the nine months ended February 28, 2005 compared to the nine months ended February 29, 2004 was primarily due to decrease in stock-based compensation expenses due to lower amortization and also due to a reduction in tradeshow/seminar expenses. We expect sales and marketing expenses to fluctuate in response to market conditions, changes in employee headcount, geographic expansion, economic trends and the cost and timing of future PalmSource developer conferences. We anticipate an increase for sales and marketing expenses related to our efforts to further establish and expand our presence in the broader mobile phone market, especially in China.

General and administrative expenses.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
General and administrative expenses	$4,782	$5,180	(8)%	$14,074	$13,935	1%
Percentage of total revenues	27.8%	24.0%		25.8%	25.1%

General and administrative expenses consist primarily of personnel and related costs, including bonus expense, for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. The decreases in general and administrative expenses during the three months ended February 28, 2005 compared to the three months ended February 28, 2004 in absolute dollars were primarily due to a decrease in stock-based compensation expense of $1.4 million. The decreases were partially offset by an increase in total employee related expense resulting from new hires and increase in consulting and contract services mostly due to Sarbanes-Oxley related services and executive search fees. The increase in general and administrative expenses during the nine months ended February 28, 2005 compared to the nine months ended February 29, 2004 in absolute dollars was primarily due to increased personnel costs, including consulting and contract services related to Sarbanes-Oxley related services. This increase was partially offset by a decrease in stock-based compensation expenses. We expect that general and administrative expenses will decrease as stock-based compensation expense in connection with the issuance of our restricted stock in August 2003 decreases based on the accelerated amortization schedule calculated under the multiple option approach. See Note 8 of Notes to Condensed Consolidated Financial Statements. In addition, we expect significantly higher legal and regulatory compliance costs, e.g., Sarbanes-Oxley compliance, associated with being a public company. We also anticipate that our expenses will increase due to the acquisition of CMS principally due to increased headcount and the amortization of restricted stock issued to these employees.

Amortization of intangible assets.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Amortization of intangible assets	$54	$—	100%	$54	$163	(67)%
Percentage of total revenues	0.3%	0.0%		0.1%	0.3%

Amortization of intangible assets consists of amortization related to our acquisitions. These assets are amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized.

Restructuring.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Restructuring	$(87)	$—	(100)%	$515	$—	100%
Percentage of total revenues	(0.5)%	0.0%		0.9%	0.0%

Restructuring charges consisted of workforce reductions, including severance, benefits, related expenses and facility closings. The restructuring charges in the nine months ended February 28, 2005 were workforce reduction costs for severance, benefits, and related costs associated with a reduction of 16 employees. In accordance with SFAS No. 146, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less. During the current quarter certain charges related to expected COBRA coverage and employment assistance were reversed. The time period for election of these expired without these employees availing themselves for such benefits, thus necessitating the reversal.

Separation costs.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Separation costs	$1	$181	(99)%	$18	$7,273	(100)%
Percentage of total revenues	0.0%	0.8%		0.0%	13.1%

Separation costs are generally consulting and professional fees related to separating our business from Palm, effecting the distribution and establishing PalmSource as a separate independent company. The decrease in separation costs for the three and nine months ended February 28, 2005 compared to the same periods ended February 29, 2004 was due to the completion of the PalmSource distribution in the second quarter of fiscal year 2004. The costs subsequent to the distribution represent adjustments to settle remaining costs and wrap-up activities. As the distribution was completed in the second quarter of fiscal year 2004, we do not expect to incur substantial separation costs in future periods.

Interest expense.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Interest expense	$—	$(193)	(100)%	$(31)	$(466)	(93)%
Percentage of total revenues	0.0%	(0.9)%		(0.1)%	(0.8)%

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

Interest and other income (expense), net.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Interest and other income (expense), net	$323	$(105)	(408)%	$715	$(67)	(1,167)%
Percentage of total revenues	1.9%	(0.5)%		1.3%	(0.1)%

The change in other income (expense) in the three and nine months ended February 28, 2005 compared to the same periods ended February 29, 2004 was primarily due to interest income of $0.3 million and $0.7 million, respectively, on cash and investments from the public offering completed in April 2004. We expect other income (expense) to fluctuate in future periods due to changes in interest rates and foreign exchange fluctuations.

Gain on early extinguishment of debt.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Gain on early extinguishment of debt	$—	$—	0%	$1,875	$—	100%
Percentage of total revenues	0.0%	0.0%		3.4%	0.0%

Gain on early extinguishment of debt for the nine months ended February 28, 2005 represents the gain on prepayment of the Texas Instrument $15.0 million 5% subordinated note in June 2004 at a discount of 12.5%.

Income tax provision.

(In thousands)

	Three Months Ended February 28,		Percent Change	Nine Months Ended February 28,		Percent Change
	2005	2004		2005	2004
Income tax provision	$(50)	$256	(120)%	$0	$1,269	(100)%
Percentage of total revenues	(0.3)%	1.2%		0%	2.3%

Our income tax provision for the three and nine months ended February 28, 2005 and February 29, 2004 consists primarily of foreign withholding taxes, research and development credits and amortization of goodwill of certain acquisitions. We have a substantial net operating loss carryforward for which we did not record a benefit for temporary differences and maintained a full valuation allowance. The change in the income tax provision for the three and nine months ended February 28, 2005 compared to the same periods ended February 29, 2004 was primarily due to the timing of research and development credits, amortization of goodwill of certain acquisitions, and reduced foreign withholding taxes. The reduced foreign withholding taxes are principally attributable to the reduction of revenue from Sony that was previously subject to withholding taxes.

Liquidity and Capital Resources

Reclassifications

In the third quarter of fiscal year 2005, the Company has determined that it was appropriate to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous periods ($18 million at May 31, 2004), and such amounts have been reclassified to conform to the current period classification. This change in classification had no effect on the amounts of previously reported total current assets, total assets, net income or cash flow from operations of the Company.

Cash Flows

At February 28, 2005 we had cash and cash equivalents of $22.1 million, representing a decrease of $5.0 million from May 31, 2004. The decrease is principally due to the prepayment of the Texas Instruments 5% convertible subordinated note at a discount of 12.5% in June 2004, and a loan of $1.5 million made in September 2004 in connection with the acquisition of CMS.

Net cash provided by operating activities was $2.7 million for the nine months ended February 28, 2005 compared to net cash used for operating activities was $11.4 million for the nine months ended February 29, 2004. The decrease in cash used for operating activities for the nine months ended February 28, 2005 as compared to the same period in prior fiscal year was primarily due to an increase in net income and a decrease in accounts receivable. During the first quarter of fiscal year 2004, we received net proceeds of $3.3 million from a transaction with PalmGear that we classified as deferred revenue, which is to be recognized ratably over the three-year term of the arrangement. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront initial license fees and timing of shortfall payment minimums. If we are unable to obtain significant upfront fees or otherwise increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future.

Net cash provided by investing activities was $5.3 million for the nine months ended February 28, 2005 and net cash provided by investing activities was $5.7 million for the nine months ended February 29, 2004. Net cash provided by investing activities during the nine months ended February 28, 2005 was primarily due to the net purchase and sale and maturities of available-for-sale securities. We have historically used cash for acquisitions of businesses with complementary technologies and for the purchase of property, plant and equipment. We anticipate capital expenditures for property, plant and equipment to be approximately $1.7 million for the remainder of fiscal year 2005. Our acquisition of CMS was a stock-for-stock transaction but we may use cash resources in the future to pursue strategic acquisitions or investments in other companies that provide products and services that are complementary to ours.

Net cash used for financing activities was $13.2 million for the nine months ended February 28, 2005 and net cash provided by financing activities was $5.7 million for the nine months ended February 29, 2004. During the nine months ended February 28, 2005 we negotiated a prepayment of the Texas Instruments $15.0 million 5% convertible subordinated note at a discount of 12.5% for $13.1 million, and during the nine months ended February 29, 2004 Palm made a cash contribution of $6.0 million to us upon the distribution. Historically, Palm has been our principal source of cash from financing activities. Since the separation of the Palm and PalmSource businesses, Palm has made net capital contributions and transfers to us in cash of $47.9 million, consisting of capital contributions and transfers of $38.1 million in fiscal year 2002 reduced by a capital distribution and transfers of $1.4 million during fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date, October 28, 2003, which is net of the contribution of the $20.0 million 2.48 % note payable to Palm, a cash contribution of $6.0 million, net transfers of $0.2 million and the transfer to us of the $15.0 million 5% convertible subordinated note due 2006 to Texas Instruments. Since the distribution, palmOne is no longer providing funds to finance our working capital or other cash requirements. Therefore, we may require or choose to obtain additional debt or equity financing in the future.

Short-Term and Long-Term Investments

At February 28, 2005, we had $33.2 million of short-term investments and $14.8 million of long-term investments primarily in high quality government securities compared to $43.1 million of short-term investments and $16.7 million of long-term investments at May 31, 2004. Our investments are subject to interest rate risk and will fall in value if market interest rates increase substantially.

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

Commitments

Future payments under contractual obligations and other commercial commitments, as of February 28, 2005, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$5.2	$1.2	$2.1	$1.9	$—
Third-Party Royalty Commitments	2.6	0.9	1.3	0.4	—

Total Contractual Obligations	$7.8	$2.1	$3.4	$2.3	$—

Our facility leases are under non-cancelable lease agreements. Our leases expire at various dates through February 2010. Our equipment lease expires in March 2007.

In June 2002, PalmSource entered into two royalty agreements with third-party technology vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party technology vendor for certain licensed technology, which includes minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated. Future minimum commitments under these agreements are $0.2 million, $0.9 million, $0.7 million, $0.5 million, and $0.3 million for the remaining three months ending May 31, 2005, and for the years ending May 31, 2006, 2007, 2008, 2009 and thereafter, respectively.

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

We have not been continuously profitable during all of the periods for which we have prepared historical financial statements. During the three months ended November 30, 2003 and the fiscal year ended May 31, 2004, we had net losses of approximately $9.1 million and $15.2 million, respectively, on revenues of $16.8 million and $73.1 million, respectively. Cash flow used for operations (negative cash flow) for the six months ended November 30, 2004 and 2003 was $14,000 and $9.2 million, respectively, and fiscal year ended May 31, 2004 was $14.5 million. While we have historically received upfront, initial license fees, which partially funded our negative cash flow from operations, we do not expect this trend to continue. We have historically had negative cash flow from operations and may not achieve positive cash flow in the future.

We may incur losses and negative cash flows for the foreseeable future, particularly if our revenues do not increase substantially, if our expenses increase faster than our revenues, for example, as may be the case in connection with our recent acquisition of CMS, or if we make unanticipated capital expenditures or if, as we expect, we experience a significant decline in upfront license fees. Our ability to increase revenues and achieve and sustain profitability will also be affected by other risks and uncertainties described in this report. If we do not increase revenues substantially or cannot raise additional capital, which may not be available on reasonable terms or at all, we may not be able to fund operations in the future.

We currently derive most of our revenues from a small number of licensees of Palm OS, and there are a number of developments that have occurred, or may occur in the future, with one or more of our licensees that could significantly harm our future business prospects including (but not limited to): the loss or reduction of purchases from one or more licensees; the full or partial withdrawal of one or more licensees, or their respective products, from a segment of the market; the introduction of new products from palmOne or other licensees incorporating a competing operating system and the renegotiation or renewal of the license agreements that result in less favorable terms.

We currently derive most of our revenues from a small number of licensees of Palm OS. Revenues from palmOne were $35.2 million, or 64.5% of total revenues, for the nine months ended February 28, 2005 and revenues from palmOne/Palm were $29.0 million, or 52.3% of total revenues, for the nine months ended February 29, 2004. Revenues from Sony were $2.2 million, or 4.1% of total revenues, for the nine months ended February 28, 2005 and $6.7 million, or 12.1% of total revenues, for the nine months ended February 29, 2004. Revenues from Handspring were $3.5 million, or 6.3% of total revenues, for the nine months ended February 29, 2004. In June 2004, Sony announced that it would discontinue the Clie® PDA product line. Additionally, the acquisition of Handspring by Palm has increased our customer concentration. We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future.

If revenues from palmOne or our other licensees do not grow as we anticipate, if some or all of our licensees experience delays or decide not to incorporate Palm OS into their future products, or if palmOne experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will need to significantly reduce our expenses or increase our revenues from other sources to stay in business. Our license agreement with palmOne will expire in December 2006 and our license agreement with Handspring was terminated following the Handspring merger. Nothing restricts licensees from competing with us or offering products based on competing operating systems and licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. Some of our licensees already offer products that utilize competing operating systems. For example, Samsung and Fossil offer products that utilize a Microsoft operating system. We expect that these licensees will continue to offer products which utilize competing operating systems, and other licensees, such as palmOne, may begin to offer products that incorporate a competing operating system. While palmOne would still be required to pay the minimum annual payments pursuant to the license agreement, if palmOne chose to offer products based on competing operating systems, our future revenues will suffer. Once these license arrangements expire, we may not be able to renegotiate them on favorable terms, or at all. Although we have entered into license agreements with new licensees in fiscal year 2003 and fiscal year 2004, most of these new licensees have yet to introduce products on the market that generate revenues for us. In fiscal year 2004 and in the first half of fiscal year 2005, we have renegotiated the existing license agreements with a few of our licensees, and we expect that in the future, we will renegotiate the existing license agreements of additional licensees. Such renegotiations have resulted in changes to some of the terms of the license agreements, some of which are less favorable to us than before the renegotiations, and we expect that future renegotiations of license agreements will also result in changes to some of the terms of the license agreements, some of which are expected to be less favorable to us than before the renegotiations. Additionally, the renegotiations have resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). If we do not continue to generate significant revenues from palmOne or if we are unable to generate an increased percentage of our revenues from other licensees, our business, results of operations and financial condition will be significantly harmed.

Our operating results may fluctuate.

Our operating results are difficult to predict. We do not have a long history of operations, our operating results have fluctuated significantly and we have only operated separately from palmOne since October 28, 2003. Factors that may cause fluctuations in our operating results, in addition to those disclosed elsewhere in this section entitled “Cautionary Factors That May Affect Results,” include the following:

•	shortfall payments from licensees in a given quarter to satisfy minimum quarterly or annual license and royalty commitments, as such payments are recorded in the period that the minimum commitment becomes due to us;

•	delays or cancellations in the development or launch of Palm Powered products by our licensees;

•	changes in consumer and enterprise spending levels, which may fail to meet our expectations;

•	a shifting mix in the balance between license fees derived from upfront royalty payments, license fees calculated as a percentage of revenues derived from Palm Powered products and license fees based on fixed dollar amounts per unit sold;

•	changes in general economic conditions and specific market conditions that may impact demand for our products and services;

•	seasonality of demand for Palm Powered products and services that may cause our revenues to fluctuate on a quarter to quarter basis;

•	licensee withdrawal of Palm Powered products from some or all markets;

•	changes in licensing fees due to third parties for technologies incorporated in the Palm OS platform;

•	an increase in reliance on third-party software licenses; and

•	increased costs associated with acquisitions, including integration costs, stock-based compensation, acquired in-process research and development costs, amortization of purchased intangibles and asset impairment charges.

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

We compete principally in the mobile telephony and handheld software and services markets. These markets are highly competitive, and we expect competition to increase in the future. We compete primarily with Microsoft and Symbian in smartphones. For example, Microsoft may use its leading position in the enterprise applications market to gain competitive advantage in the markets on which we focus. Furthermore, Microsoft may package product offerings that compete with us together with other product offerings which we could not match. Microsoft has substantially more resources than we do. Symbian, which is invested in and supported by companies such as Nokia Corporation, Ericsson AB, Sony Ericsson Mobile Communications AB, Panasonic, Siemens and Samsung, has a substantial portion of the worldwide smartphone market, a market that we believe is important to our future success. Furthermore, in July 2004, Symbian announced that it had received an additional 50 million Pounds Sterling investment from some of its shareholders and thus now has greater resources with which to compete. Some of our competitors in the feature phone software market, like OpenWave, also offer server infrastructure to mobile phone network operators. Others, such as TTPCom, sell mobile phone hardware components in addition to software. By vertically integrating their products, these competitors may be able to offer features and pricing advantages that we could have difficulty meeting. In addition, there are proprietary operating systems; open source operating systems, such as Linux; and other software technologies, such as Java or technology licensed from RIM which could be integrated into devices that compete with devices powered by our software. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products and services and to promoting their products within the third-party developer community.

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

We believe the market for PDAs, our traditional strength, is maturing. As a result, we anticipate that our future revenue growth will come from other mobile information devices, in particular mobile phones and other wireless devices that incorporate our software. The mobile software market is highly competitive, with Microsoft and Symbian devoting significant resources to compete against us in smartphones and several well-established competitors, such as OpenWave, TTPCom, and Teleca, in feature phones. If we are unsuccessful in penetrating the markets for phones or other devices or these markets do not develop as anticipated, our business will not grow as expected and our revenues will suffer. For example, the smartphone market is particularly difficult to forecast because it is new and is not well defined or understood. There appears to be several different segments within the market, and it is very difficult to predict which products will sell well. If we and our licensees fail to properly position products for the right segments, we might fail to achieve our growth objectives.

To compete in the mobile phones and other new markets, we expect to enhance our product portfolio by licensing additional technologies or acquiring businesses, an example of which is our recent acquisition of CMS. However, we cannot assure you that we will be able to successfully license or acquire technologies or businesses, that we will be able to negotiate favorable terms or that we will be able to generate sufficient revenues to offset the additional costs. If we are unable to do so, our cost of license revenues and cost of sales will increase, and our gross margins could be materially impacted, which would adversely affect our business, results of operations and financial condition.

Our success depends on the development, sales and marketing efforts of our licensees.

Our ability to generate revenues is largely dependent on the development, sales and marketing efforts of our licensees. If one or more of our licensees fails to develop or generate sales of products containing our software our revenues could be harmed. We are subject to many risks beyond our control that influence the success or failure of a particular licensee, including, but not limited to:

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

If our licensees do not successfully develop, market and sell products with our software, our revenues and profitability will suffer and our business will be harmed.

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

Once we enter into a license agreement, it often takes eight to twelve months or longer, depending on the specific technical capabilities of the licensee and the complexity of the licensee’s product, for our licensees to develop commercially available products, if at all, on which we can begin to recognize license revenues. The process of persuading licensees to adopt our technology can be lengthy and, even if adopted, we cannot assure you that our technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. Due to these challenges, predicting when a new licensee will generate product royalty revenues, if at all, is difficult. If we invest management and engineering resources in a licensee but the licensee’s product is ultimately not introduced to market or is not well received by end users, our operating results would suffer. Even if a licensee’s product is introduced to market, the revenue recognition of royalties derived from sales of the product may be deferred to a later period, or may be recognized over an extended period, in accordance with U.S. generally accepted accounting principles.

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

We could be prevented from selling or developing the software of our CMS subsidiary if the GNU General Public License and similar licenses under which such products are developed and licensed are not enforceable.

The Linux kernel and the mLinux operating system of our CMS subsidiary have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public License is a subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corporation, pending in the United States District Court for the District of Utah. It is possible that a court would hold these licenses to be unenforceable in that litigation or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing all or a portion of our products.

The Palm OS platform and other software products may contain errors or defects, and may be vulnerable to computer viruses. Any or all of these could result in the rejection of our products and services and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

The Palm OS platform is complex and must meet stringent manufacturer and user requirements. We must develop our software products and services quickly to keep pace with the rapidly changing mobile information device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, particularly when first introduced or when new models or versions are released. These errors or defects may include vulnerability to computer viruses. For example, the 29A virus-writing group created the Duts and Cabir viruses to infect devices running Pocket PC and Symbian OS, respectively. Cabir was subsequently incorporated into a malicious worm program distributed for Symbian phones. Palm OS may not be free from errors or defects after commercial shipments by our licensees have begun, which could result in the rejection of products and services based on Palm OS, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty and indemnity claims, which could harm our business, results of operations and financial condition. The threat of a virus could also discourage wireless carriers from offering smartphones, which will impact the growth of our markets.

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

palmOne and PalmSource are defendants in a civil action brought by Xerox Corporation in 1997 relating to the Graffiti handwriting recognition software then used in handheld computers using Palm OS. The complaint by Xerox alleged willful infringement of U.S. Patent No. 5,596,656, or the ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting.” The complaint seeks unspecified damages and to permanently enjoin the defendants from infringing the patent in the future. In December 2001, the trial court held that the ‘656 patent was valid, enforceable and infringed. The December 2001 ruling was appealed, and in a February 2003 decision the appellate court remanded the case to the trial court for a determination of the issues of invalidity and enforceability of the ‘656 patent. On December 10, 2003 the trial court heard motions from Xerox and the defendants for summary judgment on the issue of invalidity of the ‘656 patent. On May 21, 2004, the District Court granted the defendants’ motion for summary judgment due to invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. On May 26, 2004, the District Court entered final judgment in favor of the defendants. On June 1, 2004, the defendants filed a motion for clarification of the ruling regarding the District Court’s summary judgment decision and on June 10, 2004, Xerox filed a motion to alter or amend that decision. On June 18, 2004, Xerox filed a Notice of Appeal to the District Court’s summary judgment decision. On February 16, 2005, the court issued its order: (i) granting defendant’s motion for consideration and held that the asserted claims for the ‘656 patent are invalid as anticipated or obvious in light of prior art; and (ii) denying plaintiff’s motion for reconsideration and/or relief for judgment. On July 15, 2004, the CFAC issued an order decertifying Xerox’s appeal pending resolution of Xerox’s motion to alter or amend the District Court’s summary judgment decision. The CAFC’s February 20, 2003 decision indicates that the District Court should grant Xerox’s request for injunctive relief if the patent is valid and enforceable.

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

In addition, The SCO Group, Inc., or SCO, has publicly alleged that certain Linux kernels, similar to the mLinux operating system developed by CMS, contain unauthorized UNIX code or derivative works. SCO, to date, has not asserted a claim of infringement against CMS. Uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect sales of CMS’ products. If SCO were to prevail in this or other actions related to their claims regarding Linux, our business could be materially and adversely affected.

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

In addition, certain products or technologies acquired or developed by us, for example the Linux-based products of our CMS subsidiary, may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the user of the applicable open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software because, among other reasons:

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

We have recently expanded our operations into the People’s Republic of China, or China, and currently intend to expand our international presence in other countries that may not protect our intellectual property rights to the same extent as the laws of the United States, which may increase the risk of infringement of our intellectual property.

As part of our business strategy, we have recently expanded our operations into China and currently intend to expand our international presence by targeting other countries with large populations and propensities for adopting new technologies, such as India and Brazil. However, China and other countries we are targeting may not prevent misappropriation of intellectual property or deter others from developing similar, competing technologies or intellectual property that infringe our rights. Effective copyright, trademark and trade secret protections may be unenforceable, unavailable or limited in some foreign countries. In particular, the laws of some foreign countries in which our technology is licensed, or may in the near future be licensed, may not protect our intellectual property rights to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent competitors in these regions from infringing on our intellectual property rights, which would reduce our competitive advantage and ability to compete in these regions and negatively impact our business.

Through our recent acquisition of CMS, we have established engineering resources in China. As part of our business strategy, we continue to evaluate locations to establish engineering resources or to outsource engineering services. Effective patent, copyright, trademark and trade secret protections may be unavailable or limited in these countries. In particular, certain jurisdictions may not protect our intellectual property rights and our confidential information or that of our licensees and partners to the same extent as the laws of the United States. As a result, we may not be able to effectively prevent people or entities in these regions, including our employees and consultants or our competitors, from misappropriating or infringing on our intellectual property rights and confidential information or that of our licensees or partners, which could reduce our competitive advantage and ability to compete in our markets, cause us to incur substantial legal fees, expose us to liabilities to third parties, including our licensees and partners, result in strained relationships with our licensees and partners and otherwise negatively impact our business.

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

The proliferation of applications that run on Palm Powered products has largely been attributable to our extensive third-party developer community, which we continue to rely on for future application development. There are more than 400,000 registrants in our Palm OS developer program which offers Palm OS developer tools, programs, and support to enable the creation of software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, more than 26,500 software titles are available for Palm Powered products in English with additional applications and content available in other languages worldwide. There is no guarantee that third parties who have registered as developers have actually developed applications or will do so in the future. We must continue to provide support for developers and provide attractive incentives to encourage future Palm OS application development. For example, we do not have the resources to provide cash incentives to our developers, as some of our competitors do. If we are unable to retain our existing developer community and attract additional third-party developers, the availability of new software applications for Palm OS may be adversely affected, which could affect our ability to compete, lower the value of Palm Powered products to end users and affect our licensees’ ability to market our products and services, cause our operating results to fluctuate and adversely affect our business, results of operations and financial condition.

If we are unable to obtain key technology from third parties on a timely basis that is free from errors or defects or we are required to develop such technology ourselves, we may have to cancel or delay the release of certain features in the Palm OS platform and product shipments or incur increased costs.

We license third-party software for our software as well as provide software development tools to enable applications to be written for the Palm OS platform. In addition to third-party licensed software, we may enter into joint development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for the Palm OS platform that we will then own and may later incorporate into new releases of the Palm OS platform. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed or our offering of features could be reduced, which could adversely affect our business or results of operations. In addition, our reputation and business could be harmed and we could incur damages if third-party licensed software contains errors or defects that are not discovered and fixed prior to release of our products. Furthermore, a third-party developer or joint developer may improperly use or disclose the software, which could adversely affect our competitive position. Because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available. If we are unable to offer technology that our licensees need to build successful Palm Powered products, which we obtain by licensing the technology from third parties or developing it internally, then our business would suffer.

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

Products incorporating our software that are marketed by our licensees or other strategic partners may contain errors or defects, which could result in the rejection of our products and services and damage to our brand, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

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

The development of a business relationship with a potential licensee can be a lengthy process, spanning twelve months or longer. The sales cycle often involves multiple divisions within a potential licensee’s organization and multiple layers of management, thus making our sales process relatively complicated and long. Additionally, negotiating the terms of a new license agreement can be a protracted process with no set timetable for completion. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement is difficult. In addition, once a prospect becomes a licensee, the licensee must then develop a product and, providing the product development efforts are successful, commence commercial shipment of the product. This product development and commercial shipment process by our licensees is often eight to twelve months or longer, depending upon the complexity of the product, the licensee’s experience with Palm OS, and other factors. Because of the length of time our licensees must spend to first develop, and then commence shipment of the product, the period before we receive revenue, if any, from a new licensee can be lengthy.

The loss of key personnel could negatively impact our business.

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel in the United States and China. Our future success depends on our retention of these key employees, such as David Nagel, our president and chief executive officer, and our key executives and technical personnel. None of our key technical or senior management personnel is bound by employment or non-competition agreements, and, as a result, any of these employees could leave with little or no prior notice and compete against us. We are not the beneficiary of any life insurance policies on any of our personnel. We may not be able to provide our key technical and senior management personnel with adequate incentives to remain employed by us. The loss of any of them could negatively impact our business, results of operations and financial condition.

Our success largely depends on our ability to hire, retain, integrate and motivate qualified personnel.

Our future success depends on our ability to attract and retain highly skilled executive, technical, sales, marketing, and administrative personnel. If we fail to retain and hire an adequate number of these employees, we will not be able to maintain and expand our business. Our success also depends on our ability to expand, integrate and retain our management team. Recruiting and retaining skilled personnel, including software engineers, is highly competitive, particularly in the San Francisco Bay Area where we are headquartered and our development center in Nanjing, China through the acquisition of China MobileSoft. Volatility or lack of positive performance in our stock price may also affect our ability to retain key employees.

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

We plan to increase our scope of operations domestically and internationally, an example of which is our recent acquisition of CMS. The recent addition of our operations in China will increase our exposure to certain risks including attracting and retaining qualified personnel, transition of certain engineering activities, realignment of our resources for cost savings, realization of any anticipated cost savings, business practices which may be different from our other business locations, and increased controls for monitoring and reviewing activities. We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our limited managerial, financial, engineering and other resources. Any delays or difficulties in our research and development process caused by these factors or others could make it difficult for us to develop future generations of our technology and to remain competitive. In addition, the rapid rate of hiring new employees, including several key employees, could be disruptive and could adversely affect the efficiency of our research and development process. The rate of our future expansion, if any, in combination with the complexity of the technology involved in our licensing business model, may demand an unusually high level of managerial effectiveness in anticipating, planning, coordinating and meeting our operational needs as well as the needs of our licensees. Additionally, we may be required to reorganize our managerial structure to more effectively respond to the needs of customers and other potential strategic partners. Given the small pool of potential licensees, the adverse effect resulting from a lack of effective management in any of these areas could be magnified. Inability to manage the expansion of our business could have a material adverse effect on our business, results of operations and financial condition. We historically used Palm’s operational and administrative infrastructure and may not be able to independently create an appropriate infrastructure to accommodate an expansion of the size of our operations. In addition, if we do not achieve the expected benefits from any expansion, our business, results of operations and financial condition will be harmed.

Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.

Although we may not be successful in expanding into particular international markets, including China, or generating revenues from foreign operations, we currently anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. Expansion into international markets, such as our recent entry into China with the acquisition of CMS, requires management attention and resources. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. Accordingly, our future results could be harmed by a variety of factors related to our international operations, including:

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

Our investment in CMS is subject to risks and uncertainties relating to the laws and regulations of China.

In January 2005, we acquired CMS and its subsidiary MTN, which is a company organized under the laws of The Peoples’ Republic of China, or PRC, and whose assets are located in China. As such, MTN is subject to many of the risks of doing business internationally described above under “Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.” Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us.

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

Our strategy to broaden the use of Palm Powered devices in the enterprise includes forming strategic alliances with leading enterprise solutions and service providers to provide additional resources to further enable penetration of the enterprise market. However, certain competitors may have longer and closer relationships with the senior management of potential strategic partners who deploy mobile information device products in the enterprise. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services. If we are unable to successfully enter into strategic alliances, or if they are not as productive as we anticipate, our enterprise market penetration may not proceed as rapidly or as lucratively as we anticipate and our results of operations could be negatively impacted.

We may pursue strategic acquisitions and investments, which could have an adverse impact on our business, results of operations, financial condition and cash flows.

Within the last five years, Palm acquired and assigned to us assets of Be Incorporated, peanutpress.com, Inc., Actual Software, WeSync.com, Inc. and Smartcode Technologies SARL. We recently acquired CMS, and we will evaluate other acquisition opportunities that could advance our objectives to penetrate the smart mobile device business or provide us with additional product or service offerings or additional industry expertise or geographic presence, as such opportunities arise. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	insufficient revenue to offset increased expenses associated with acquisitions; and

•	potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property or other litigation.

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

In addition, from time to time we have made acquisitions of in-process research and development that have been charged to an individual quarter. These charges may occur in any particular quarter, resulting in variability in our quarterly earnings. Further, we have made and may make strategic venture investments in other companies. If these mergers and acquisitions or investments are unsuccessful, this could have an adverse impact on our results of operations and financial position. For example, in fiscal years 2003 and 2004, we recorded an impairment charge of $3.2 million and $0.5 million, respectively, related to a private equity investment.

We may also incur third party costs in the evaluation, negotiation and completion of acquisitions. These costs are deferred and treated as part of the acquisition cost upon completion of the acquisition. If an acquisition is not completed, the deferred costs are charged to earnings in the period in which the acquisition is certain not to be completed, which can impact our results of operations.

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

New regulations related to equity compensation could adversely affect our ability to attract and retain key personnel.

Since the distribution, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Recent regulatory changes could make it more difficult or expensive for us to grant stock options to employees. For example, in December 2004 the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (revised 2004). Statement 123(R) will require us to measure all stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning in the second quarter of fiscal year 2006. In addition, new regulations implemented by the Nasdaq National Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending June 3, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our independent registered public accounting firm publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent registered public accounting firm’s attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If we fail to timely complete this evaluation, or if our independent registered public accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

Our consolidated financial statements prior to December 3, 2001 have been carved out from the consolidated financial statements of Palm using the historical results of operations and historical bases of the assets and liabilities of the PalmSource business that we comprise. Accordingly, the historical financial information that is incorporated by reference in this report for periods prior to the distribution does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Prior to the distribution, Palm did not account for us, and we were not operated, as a separate, stand-alone entity. Revenues from Palm were not recorded until December 3, 2001, the effective date of our software license agreement with Palm.

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

Some of our directors and officers own shares of palmOne common stock and options to purchase shares of palmOne common stock. In addition some directors and officers of palmOne own shares of our common stock as a result of the distribution. Ownership of shares of palmOne common stock by our directors and officers, ownership of shares of our common stock by palmOne’s directors and officers and/or having directors serve as directors of both companies now that we have been separated from palmOne could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for palmOne and us. Currently, one of our directors and a member of our audit committee, Robert Finocchio, has a sister who was an executive of Palm.

Under the rules and regulations of Nasdaq and the Securities and Exchange Commission relating to the composition of audit committees of boards of directors, our audit committee must consist entirely of independent members of our Board of Directors. However, the Board of Directors may, under exceptional and limited circumstances, appoint one member of the audit committee who is not independent if the Board of Directors determines such appointment is in our best interest and in the best interest of our stockholders; provided that the member is not a current officer, employee or family member of any officer or employee of ours. One of our directors, Robert Finocchio, who also serves on the audit committee, is not an independent director because his sister was an executive officer of Palm. Our Board of Directors has determined that it is in our best interest and in the best interest of our stockholders to have Mr. Finocchio serve on the audit committee.

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

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.3 million as of February 25, 2005 due to a decline in the value of the entity that we determined to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience declines in the value of our investment or even lose the entire value of the investment.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, at the reasonable assurance levels, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

In April 2004, we completed a firm commitment underwritten public offering of 3,450,000 shares of our Common Stock including 450,000 shares related to the underwriter’s over-allotment option. The effective date of our registration statement, filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-111871 and 333-114150) relating to the public offering of our Common Stock was April 1, 2004. The offering commenced and was completed in April 2004, at a public offering price of $18.00 per share, and was managed by Deutsche Bank Securities, Inc., Needham & Company, Inc., and First Albany Capital, Inc. The offering resulted in gross proceeds of $62.1 million. After deducting underwriting discounts and commissions of approximately $3.4 million and estimated offering expenses of approximately $1.3 million, the net proceeds from the offering were approximately $57.4 million. From the time of receipt through February 25, 2005, we have invested the net proceeds from the public offering in short- and long-term investments in order to meet our anticipated cash needs for future working capital. We invested our available cash principally in high-quality government securities with maturities no greater than 2 years. In June 2004, we applied $13.1 million of the net proceeds of the offering held in money market funds to prepay the 5% convertible subordinated note due to Texas Instruments, and in September 2004, we made a $1.5 million loan to CMS. On January 28, 2005 we acquired CMS and the $1.5 million loan became part of the purchase consideration. No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates), to persons owning ten percent (10%) or more of any class of our equity securities or to any affiliates.

On January 28, 2005, we completed the acquisition of CMS, a Chinese mobile phone software company with business operations headquartered, through its wholly-owned subsidiary MTN, in China. In consideration of the acquisition we issued 1,508,010 shares of our common stock to the stockholders of CMS in reliance on Section 4(2) of the Securities Act of 1933 and Regulation S promulgated thereunder in exchange for all of the outstanding stock of CMS.

Repurchases of Equity Securities

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximated Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
December 1, 2004 - December 31, 2004	397	$0.00	—	—
January 1, 2005 - January 31, 2005	23,958	$0.00	—	—
February 1, 2005 - February 28, 2005	408	$0.00	—	—

(1)	All of the repurchases were pursuant to contractual rights of PalmSource to repurchase shares of its capital stock from employees in connection with the termination of employment. PalmSource does not have any publicly announced plans or programs to repurchase shares of its common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits.

Exhibit Number	Description

2.27(1)	Agreement and Plan of Amalgamation between PalmSource, Inc. and China MobileSoft, Inc. dated December 8, 2004.

10.43(2)	General Release and Covenant Not to Sue between the PalmSource, Inc. and Albert J. Wood effective November 29, 2004.

10.44(3)	Letter Agreement by and between PalmSource, Inc. and Patrick McVeigh, Senior Vice President Worldwide Licensing and Sales.

10.45(4)	Letter Agreement by and between PalmSource, Inc. and Jeanne Seeley, Chief Financial Officer.

10.46(4)	Severance Agreement by and between PalmSource, Inc. and Jeanne Seeley, Chief Financial Officer.

10.47(4)	Management Retention Agreement by and between PalmSource, Inc. and Jeanne Seeley, Chief Financial Officer.

10.48(4)	Agreement by and between PalmSource, Inc. and for David Limp.

10.49(4)	Severance Agreement by and between PalmSource, Inc. and Patrick McVeigh, Senior Vice President Worldwide Licensing and Sales.

10.50(4)	Management Retention Agreement by and between PalmSource, Inc. and Patrick McVeigh, Senior Vice President Worldwide Licensing and Sales.

10.51(5)	PalmSource, Inc. 2004 Inducement Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed December 14, 2004.

(2)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed December 3, 2004.

(3)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed February 10, 2005.

(4)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed March 4, 2005.

(5)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Registration Statement on Form S-8 filed February 4, 2005 (File No. 333-122528).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date:	April 11, 2005	By:	/s/ JEANNE SEELEY
Jeanne Seeley
Chief Financial Officer