Form 10-K
period 2005-06-03
PALMSOURCE INC
filed 2005-08-17
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 3, 2005.

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 000-50402

PALMSOURCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0586278
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1188 East Arques Avenue

Sunnyvale, California 94085-4602

(Address of principal executive offices)

(408) 400-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

As of November 26, 2004 based on the closing sales price as quoted by the Nasdaq, 14,549,673 shares of common stock, having an aggregate market value of approximately $235,704,702 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at July 25, 2005 was 16,806,946 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PalmSource, Inc.

Form 10-K

For The Fiscal Year Ended June 3, 2005

Special Note Regarding Forward-Looking Statements

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Reports to Stockholders for the year ended June 3, 2005, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that could cause our industry’s results, level of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by forward-looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “ continue,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of any of these terms or other comparable terminology. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform these statements to actual results.

PART I

Item 1. Business

Company Overview

We are a leading developer and licensor of software for mobile information devices. Our software platform, Palm OS®, consists of operating system software and software development tools that operate the features and functions on personal digital assistants (PDAs), smartphones and other handheld devices such as industrial and industry-specific PDAs used in education, healthcare and hospitality industries. We have also enhanced the Palm OS platform with applications such as personal information management (PIM) software, web browsers and e-mail. There have been over 39 million Palm Powered™ devices sold, which has attracted a large and loyal following among customers and Palm OS software developers.

Palm OS was originally designed for the PDA market, which represented the majority of our business in fiscal 2005. However, over the past few years, the growth in wireless data networks and wireless applications and services have simultaneously contributed to the maturation, of this market as well as strong demand for converged mobile devices such as smartphones. As a result, in fiscal 2005, we saw a significant shift in our product mix toward converged mobile devices, where reported unit volumes shipped by our licensees increased by 94% compared to fiscal 2004 and represented over 27% of the total Palm OS unit volume.

In January 2005, we acquired China MobileSoft Ltd. (CMS), a Nanjing, China-based developer and licensor of software for mobile phones. Through this acquisition, we gained local sales and marketing resources, and a suite of applications and software platforms that address the mobile phone opportunity in China, which is the largest market for mobile phones in the world. Additionally, the acquisition brought us highly skilled engineering resources in a low cost environment that expand, as well as complement our product development efforts in Sunnyvale, California and Montpellier, France.

We intend to leverage the work already done on Palm OS to optimize it for smartphones, and the work done by our operations in China in the feature phone market to develop two next generation platforms, both of which will run on a variety of Linux distributions. We intend for these platforms to conform with global wireless standards, which will allow us to market them on a worldwide basis.

We currently have more than a dozen Palm OS licensees including palmOne Inc., LG Electronics, Garmin Ltd., Symbol Technologies Inc. and GSPDA. Additionally, as of May 31, 2005, we have 24 licensees shipping individual or bundled applications, such as a multi-media messaging service (MMS) client or wireless application protocol (WAP) browser into the China market. These licensees include: Haier Group, Konka Group Company Ltd, China TechFaith and Wireless Communication Technology Ltd.

We were incorporated on December 3, 2001 as a wholly-owned subsidiary of Palm, Inc. In October of 2003, Palm distributed our common stock to its shareholders, since which we have been a separate public company traded on NASDAQ under the symbol “PSRC.” Our principal executive offices are located at 1188 East Arques Avenue, Sunnyvale, California 94085 and our telephone number is (408) 400-3000. Our website can be found at www.palmsource.com.

A copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on our Web site as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (SEC).

Industry and Market Overview

Mobile information device manufacturers face the significant challenge of developing products to appeal to a variety of customers with diverse needs, preferences and budgets. Consumers, from school-age children to retirees, are using these devices for personal use. Employees in a wide range of industries, from manufacturing to travel to health care, are using these devices in lieu of traditional inventory, booking and other operational systems to perform a variety of work-related tasks. For example, many retail stores now use mobile information devices to locate and special order items for customers, rather than using traditional inventory and information systems.

These users demand that manufacturers create devices that are easy to use, affordable, reliable and interoperable with other productivity tools. These devices must operate quickly and efficiently, have long battery lives, support a broad set of powerful applications and allow users to retain data regardless of the device that they are using.

In order to meet the needs of end-users, manufacturers of these devices have taken advantage of technological advances that have already led to substantial reductions in the size and weight of these devices, as well as improvements in battery life, reliability, storage capacity and display quality. These changes fueled rapid growth in the PDA market for many years. However, we believe that to attract new customers and generate new sales, manufacturers will need to meet the needs and preferences of users by incorporating communications and multimedia capabilities and Internet connectivity into these devices.

According to Canalys, the PDA market in the United States declined by 21% to 3.8 million units in 2004. As this market continues to mature, the competitive environment among device manufacturers has led to market consolidation around a few large players such as palmOne and Hewlett Packard. For example, in 2004, Sony, a licensee and stockholder of ours, announced that it would discontinue the Clie® PDA product line. Several other manufacturers of PDA products based on other operating systems have also left the market or substantially curtailed their product plans. We believe some of the major factors contributing to the maturing of this market are the growth in other wireless mobile devices such as smartphones, the introduction of multi-media devices with hard drives and competition from other converged devices that typically compete with the PDA for customer purchases.

As wireless carriers build out 2.5 and 3G networks (wireless networks with high-speed capabilities ideal for surfing the Internet or sending large amounts of data) throughout the world, the ability to stay “connected” all the time has led to increased demand for services and devices that allow for real-time communications. Businesses and other end-users looking for value-added, advanced communications features have recognized the increasing importance of being able to access personal and professional information such as corporate e-mail, addresses, calendars, to-do lists, location-based applications and services, advanced messaging and multimedia capabilities, customer or patient information and other reference information in real-time when away from their desktop computers. Also, as businesses continually look for ways to increase productivity and reduce costs, the ability to add third-party applications such as push e-mail or industry specific applications, combined with the ability to communicate with co-workers, partners and customers led to triple digit growth in the smartphones and PDA phones in 2004 according to market research firm ARC Group. As a result, information technology managers are playing an increasing role in purchase decisions by setting standards for mobile computing within their organizations. This has led to continued growth in direct enterprise purchases of these converged devices.

From the wireless carrier’s perspective, they are looking for ways to earn a return on their network investments, and are constantly seeking ways in which to attract and retain enterprise customers and individual consumers, as well as sell data services that generate incremental revenue. These carriers are working with mobile information device manufacturers to develop innovative mobile devices that offer the user functionality that promotes adoption and loyalty, as well as data services including e-mail access and Internet connectivity. This underscores the importance of a large wireless developer community, which can provide a variety of consumer and enterprise applications that drive additional demand for smartphones and data services. Finally, wireless carriers are concerned about the support burden these new devices and services may cause, so ease of use for the devices is increasingly important. We believe that mobile device manufacturers will have to continue to produce innovative products with enhanced functionality to meet the demands of wireless operators.

According to ARC Group, worldwide shipments of mobile phones were estimated to be over 500 million units in 2004. It expects this market to grow to over 700 million units by 2009. At the high-end of this market are smartphones and PDA phones, powerful and feature-rich phones that require an advanced operating system that allows application extensibility. According to ARC Group, smartphones accounted for 27 million of the mobile phones sold worldwide in 2004. The mid-range of the mobile phone market consists mainly of feature phones. These phones have value-added features such as cameras, advanced messaging, personal e-mail, basic PIM applications and ring tones. These phones tend to be heavily subsidized by wireless carriers, or even given away for free when associated with a voice or data contract. ARC Group estimated that over 280 million phones were sold worldwide in 2004. On the low-end of this market are the voice-only phones, which tend to have voice mail and basic messaging and contact management capabilities. These phones tend to be given away for free when associated with a voice or data contract. ARC Group expects voice-only phone sales to decline.

Competition

The market for mobile phone software platforms is intensely competitive and subject to rapid technological change and evolving industry requirements. Additionally, the widespread and increasing adoption of open industry standards may make it easier for new market entrants and existing competitors to introduce new products that compete with our software.

In the smartphone product category, we face substantial competition from Microsoft and Symbian. As we migrate our products to use Linux technologies, we expect competition from other suppliers of Linux-based mobile phone platforms, such as Trolltech. In the market for feature phones, we compete against software platform offerings from Openwave, Teleca, TTPCom, IXI Mobile and Sky MobileMedia.

We believe that we can compete favorably in these market segments due to the flexible nature of our platform, which will allow licensees to build differentiated and easy to use products, the large number of third-party developers and innovative software applications available for our platform as well as the loyal installed base of customers using Palm OS.

Our Strategy

Our objective is to be the leading developer and licensor of platform software for mobile phones and other next generation smart mobile devices. The key elements of our strategy to achieve this objective include the following:

Develop and offer leading edge software platforms based on Linux for the broader mobile phone market

We believe that the performance and flexibility of our software architecture represents significant competitive advantages, and we plan to continue to invest in research and development to further these competitive advantages. Our research and development efforts are currently focused on developing new Linux versions of our smartphone and feature phone platforms, as well as supporting custom development for licensees. We supplement our research and development efforts with our licensing strategy, which specifies that our licensees contribute the derivative development work they develop and give us the rights to include these works back into the Palm OS platform.

We intend to leverage the work already done on Palm OS to optimize it for smartphones, and the work done by our operations in China in the feature phone market to develop two next generation platforms, both of which will run on a variety of Linux distributions. We intend for these platforms to conform with global wireless standards, which will allow us to market them on a worldwide basis. In addition to the work done in the open-source community, we intend to design these platforms to leverage many common technology elements between platforms. We believe this will allow us to provide a complete, integrated solution on Linux that is not available today. Our goal will be to speed up the time-to-market for handset original equipment manufacturers (OEM) as new silicon platforms, screens sizes, graphics requirements and other technologies continue to become more complex. Additionally, we expect the open and flexible nature of these platforms will give OEMs the ability to customize and differentiate their products.

One of our platforms will be targeted at the high-end of the market, where we believe the move to Linux will allow us to innovate faster, as resources typically dedicated to driver development can now focus on user interface or user experience development, as many of the device drivers necessary to keep up with advances in features and functionality will be made available from the Linux community. We believe this will give us more flexibility and will allow us to also dedicate resources to individual licensees or carriers in order to help them customize their offering in order to offer differentiated phones based on our platform. ARC Group expects the number of smartphones to increase from 27 million in 2004 to 125 million phones by 2009.

The other platform will address the mid-range and low-end of the mobile phone market. We also intend this platform to run on a variety of Linux distributions, including our own. While this platform will run on the same Linux operating systems as the first, other elements, such as the user interface, will be designed specifically for this platform and customizable to the specific requirements of our licensees. ARC Group estimated that over 500 million feature and voice-only phones were sold worldwide in 2004 and expects this market segment to grow to over 600 million phones by 2009.

In general, we intend to contribute certain technology improvements back to the open-source community in the following ways:

•	By meeting our obligation to release modified general public license (GPL) source code;

•	By contributing non-GPL technology to the community from time to time;

•	By contributing back patches and fixes to GPL source code that we have developed for open source projects;

•	By bringing in a new group of developers into the Linux community;

•	By developing and offering a complete turnkey mobile phone solution based on Linux—we hope this will help promote the use of Linux in the mobile phone industry;

•	By working with standards organizations and partners to help reduce fragmentation of embedded Linux; and

•	By generally encouraging the use of Linux.

Leverage the CMS acquisition to grow our business in China

China is the world’s largest wireless market with over 400 million wireless subscribers and 5.5 million new additions every month according to the China Ministry of Information and the China Daily in November of 2004. The size and importance of this market for wireless devices, the access to highly skilled engineers, and a lower cost environment led us to acquire CMS, which had local sales, product development and marketing resources, a suite of core phone applications, and software platforms for smartphones and feature phones to address the broader Chinese wireless market opportunity.

With these applications and platforms, we are currently targeting local Chinese OEMs and original design manufacturers (ODM) selling into the Chinese market, as well as non-Chinese companies trying to sell into China. The number of licensees shipping these applications into the China market increased from 10 in December of 2004 to 24 at the beginning of June 2005. These applications shipped on a total of 1.6 million phones during this period. Additionally, we have recently released feature and smartphone platforms in China to several licensees, which are in the latter stages of developing mobile phones based on these products. To support this growth, we have been investing in our China operations by hiring additional engineering, sales and marketing resources. Over the next few years, as our Linux-based next generation smartphone and feature phone platforms become available globally, our strategy in China will be to help Chinese companies with global aspirations expand beyond China, help non-Chinese companies compete in China more cost effectively, and expand to other large, emerging markets such as India or more mature markets such as the Americas and Europe. Also, as our Chinese research and development operations become more tightly integrated with our global product development efforts, we see the opportunity to increase the amount of our development work being done in China.

Leverage sales, business development and product marketing activities to continue to grow and support the Palm Powered Economy

Our global sales, business development and marketing activities are focused on developing relationships within the Palm Powered Economy. We have reorganized our sales, business development, marketing and product development organizations by integrating these activities under one executive. This allowed us to streamline these activities and promote closer alignment between product development and our licensees, developers and partners, as well as take advantage of and create synergies between these groups. For example, we sometimes promote emerging smartphone licensees and their products to Tier 1 wireless carriers and distributors around the world. Because we have an understanding of the technical and customer requirements of these carriers, we are able to assist licensees and ODMs, as needed, to help gain increased exposure to these Tier 1 carriers. In addition, PalmSource often assists in helping these licensees and ODMs gain a better understanding with the carrier’s “go-to-market” requirements, with the goal of obtaining a design win by the licensee or ODM to these carriers.

Products

Palm OS

We license a development kit to our customers that enables them to build a version of Palm OS specifically tailored to their devices. This product development kit, or PDK, includes the operating system, applications and tools, as well as reference materials. The PDK forms the foundation for all Palm Powered devices manufactured by our licensees. We allow licensees to fully customize the platform and applications, including limited access to source code. Palm OS has been optimized for smart mobile devices where quick access to information, low power consumption and wireless capabilities are critical. Palm OS has also been localized into French, Italian, Spanish, German, Japanese, and Chinese.

Palm OS consists of several major components:

•	The kernel is the core software that performs basic and essential operating system tasks. It is separated from the hardware layer by an abstraction layer or Linux kernel and device drivers that enable third parties to port to new microprocessor architectures;

•	Middleware that performs critical functions such as data management, communications, power management, telephony services, user input, multimedia and other capabilities;

•	The user interface enables users to interact with devices in a consistent, simple and efficient manner using common interaction methods such as buttons, stylus, keyboard or voice;

•	The compatibility environment allows many existing, older applications to run on newer versions of Palm OS;

•	Application programming interfaces, or APIs, that allow licensees and application developers to develop solutions for Palm Powered devices; and

•	HotSync data synchronization technology lets Palm Powered devices synchronize information with personal computers, enterprise databases or network servers.

In addition to the Palm OS, we are increasingly offering a number of applications and other products that our licensees can include in their Palm Powered products. These include:

•	PIM applications such as date and address books, memos and to do lists. These applications synch with Palm Desktop or Microsoft Outlook (via third-party solutions) to ensure that the data on a user’s personal computer is consistent with the data on the user’s smart mobile device;

•	Mobile Mail, an e-mail application that uses popular standard e-mail protocols and is interoperable with Microsoft Exchange and other messaging servers;

•	Browser, an application that supports standard industry protocols for efficient mobile Internet access; and

•	A number of utilities and specialized applications for Palm OS, including the Launcher, a customizable program that provides easy access to all applications on a device; Preferences, a utility that controls the key settings and preferences; and Security, a utility which provides several methods of security protection for a device.

PC Applications

We also offer applications that help a user manage the data on their device from a PC. Palm Desktop resides on the user’s personal computer and allows input and back-up of the PIM information. The Palm Desktop also controls our HotSync functions and can synchronize data on the PC with the user’s device. This function is also used to quickly and easily add new applications to a user’s smart mobile device.

Tools

We provide a comprehensive suite of powerful tools to our licensees and developers that enable them to create applications customized for their product offerings. We believe our suite of tools, which highly leverage the open source community, speeds the introduction of innovative products and provides our licensees with a time-to-market advantage. These tools include software development kits (SDKs) for Palm OS and Palm Desktop, Palm OS Simulator, debuggers, compilers and an integration environment.

Products for the China Market

We currently offer our licensees selling into the China market a wide range of software for mobile phones, including more than a dozen phone applications (including a WAP browser, email and MMS), and a software platform for simple and advanced feature phones. We have also done development work on a version of a Linux OS optimized for smartphones.

Customers

The following list details some of our licensees who were actively shipping or developing Palm Powered products as of July 20, 2005:

Licensee	Device Category	Target Market
AlphaSmart	Word processor and productivity devices with full keyboard and landscape screen	Educational market, primarily kindergarten through grade 12

Fossil	Branded and private label wristwatches	Consumer retail

Garmin	Handheld GPS devices	GPS and location-aware services for consumer products

GSPDA	PDAs and smartphones	Asia, Europe, Middle East, North America

Kyocera	Smartphones	Consumer and enterprise

palmOne	PDAs and smartphones	Consumer and enterprise

Samsung	Smartphones	Consumer

Symbol	Vertical industry devices	Vertical industries, including hospitality, healthcare, transportation and retail

palmOne is the only customer that accounted for 10% or more of total revenue for the fiscal year ended May 31, 2005.

Developer Community

The combination of our large user base and the architecture of Palm OS have attracted a large and growing community of third-party developers. This community has created a broad selection of software applications that allow further customization of Palm Powered products by the end-user. There are over 400,000 registrants in our Palm OS developer program, which offers Palm OS developer tools, programs, and support to enable the creation of software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, there are currently more than 25,000 applications available for Palm Powered products in a broad range of categories, including web browsers, e-mail and Internet communications, sales force and field automation, personal productivity, groupware, financial management and games.

We have over 100,000 registrants in our Palm OS Developer program that have self identified as enterprise applications developers. These developers include system integrators, enterprise independent software vendors, and corporate in-house developers.

Sales and Marketing

Our direct sales force targets potential OEM and ODM licensees to grow our presence in the smartphone and feature phone markets. In targeting potential licensees, we consider a partner’s brand identity, distribution channels, unit volumes and technical capabilities. Our sales cycle can be a lengthy process, spanning 12 months or longer for smartphones depending on the size of the licensee and the complexity of the solution. For feature phones, the sales cycle tends to be shorter. In addition, once a prospect becomes a licensee, the licensee must then develop a product and, providing the product development efforts are successful, commence commercial shipment of the product. This product development and commercial shipment process by our licensees is often eight to 12 months or longer, depending upon the complexity of the product, the licensee’s experience with our platforms, and other factors such as a delay in product release due to the uncertainty related to the carrier certification process. Because of the length of time our licensees must spend to first develop, and then commence shipment of the product, the period before we receive revenue, if any, from a new licensee can be lengthy.

Increasingly, we see that other partners such as ODMs will be important to deliver Palm Powered devices to licensees, as wireless carriers and OEMs utilize these companies to bring new products to market in a more cost effective manner. Our global sales, business development and marketing activities are focused on developing relationships with various segments of the Palm Powered Economy. During fiscal 2005 and early 2006, we reorganized our sales, business development, marketing and product development organizations by integrating these activities under one executive. This allows us to streamline these activities and promote closer alignment with product development, our licensees, developers and partners, as well as take advantage of, and create synergies between those groups.

Support and Services

We provide a variety of support and professional services to our licensees and third-party developers designed to accelerate the development and proliferation of Palm Powered products and customized third-party applications. We provide both direct development support and professional services to our licensees and professional and technical support services to third-party developers.

Our licensee support programs generally provide three types of maintenance and support: an annual program that is tied to a specific master Palm OS license agreement, a Palm OS Ready partner support program, and a custom support program. As part of the maintenance agreement, licensees generally also receive updated versions of the Palm OS software that are available as part of the Palm OS PDK. Our licensee support also consists of issue resolution and post-development support to address issues after a product has been shipped by our licensee.

Licensees may also purchase professional services when needing assistance in the design and development of their products, custom development of applications or system software and education and training on our platform and tools.

Third-party developers may purchase project-level support, or alternatively, may purchase per-incident or specialized support packages for Small Businesses and Enterprise Developers. We also provide online support, training and development tools for our developer community through our developer support programs.

Research and Development

Our research and product development efforts are focused on enhancing the available features and functions of the Palm OS PDK, including improving its capability and efficiency, and developing next generation Linux platforms. These enhancements are intended to reduce time-to-market for our licensees. In addition, we work with licensees and third-party developers to increase the proliferation of Palm OS-based solutions. We supplement our research and development efforts with our licensing strategy, which specifies that our licensees contribute the derivative development work they develop and give us the rights to include these works back into the Palm OS platform. We believe that our success will depend, in part, on our ability to develop and introduce new versions of the Palm OS platform that continue to address the rapidly expanding needs of the mobile information device market. In the past, we have made, and we intend to continue to make, significant investments in research and development in response to the fluctuations of market conditions and economic trends. As of July 20, 2005, we had 383 employees engaged in engineering and product development activities.

Business Development

Our business development activities are focused on developing relationships with wireless carriers, infrastructure and middleware technology providers, silicon providers and other technology partners. Our Palm Powered Mobile World program connects wireless operators, infrastructure and middleware providers, third party software developers and handset manufacturers to bring innovative Palm OS wireless solutions to market. PalmSource works closely with members to assist them at different stages of solution development, testing, sales, marketing and support, in order to increase revenue opportunities, accelerate time-to-market and deliver a superior user experience for Palm Powered phones. We currently have over 15 partners in the Palm Powered Mobile World program including operators such as Cingular, Sprint, Orange, Telefonica Moviles Espana and China Unicom NewSpace, a wholly-owned subsidiary of China Unicom Limited.

Another important part of the Palm Powered Economy is our Palm OS Ready program, which focuses on building relationships with silicon providers. Through this program, we license a subset of our toolkits to a select number of industry leading component manufacturers. By having access to these tools, these manufacturers can invest in the development and tuning of their technology for Palm OS and can subsequently sell those products directly to our licensees. The objective is a time-to-market advantage and reduced support costs for our mutual customers. Palm OS Ready partners currently include Intel Corporation, M-Systems Technology Inc., Freescale Semiconductor Inc., nVidia Corporation, Samsung Electronics, Sychip Inc., and Texas Instruments Inc.

PalmSource has also established strategic technology relationships with industry-leading technology partners to complement the Palm OS platform, including Research in Motion (RIM), IBM and Access.

Intellectual Property

We seek to establish and maintain our proprietary rights in our technology and products through the use of patents, copyrights, trademarks and trade secret laws. We have a program to file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate. We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality agreements. We have obtained numerous patents and trademarks in the United States and in other countries. There can be no assurance, however, that the rights thereby obtained can be successfully enforced against competitive products in every jurisdiction. Although we believe the protection afforded by our patents, copyright, trademarks, and trade secrets has value, the rapidly changing technology in the software industry and uncertainties in the legal process make our future success dependent primarily on the innovative skills, technological expertise, and management abilities of our employees rather than on the protection afforded by patent, copyright, trademark, and trade secret laws.

In addition, certain products or technologies acquired or developed by us, may incorporate so-called “open source” software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software.

Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results and financial condition. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis can limit our ability to protect our proprietary rights in our products.

Business Transition Period

In fiscal 2005, recognizing the maturing of our core PDA business, we began transitioning our business model to address potential new growth opportunities in the broader phone market. As part of this transition, we announced a restructuring on June 29, 2005 that had two objectives. The first was to focus and streamline our product development activities and accelerate the integration of our China-based engineering resources into our global product development efforts.

The second objective was to align our cost structure with the anticipated revenue decline in fiscal 2006. This included a 16 percent reduction in our U.S. headcount, over half of which were middle to senior managers, mainly in our product development groups. In addition to the cost savings related to the headcount reductions, we took steps to reduce discretionary spending in areas such as travel and the use of contractors and consultants, which when combined with a decline in stock compensation expense, is expected to substantially reduce overall expenses in fiscal 2006 when compared to fiscal 2005. A $2.7 million charge for employee termination benefits was taken in the fourth quarter of fiscal 2005 related to our cost cutting initiatives.

The Separation and Distribution

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

Employees

As of July 20, 2005, we had a total of 518 employees, of which, 383 were in engineering and product development, 66 were in finance, administration and operations, 43 were in sales and marketing and 26 were in support and service. Our future performance depends, in significant part, on our ability to attract new personnel and retain existing personnel in key areas including engineering and sales. We consider our relationship with our employees to be good.

Item 2. Properties

Our principal offices are located in Sunnyvale, California and consist of approximately 71,000 square feet under a lease term of five years. In addition to our principal office space in Sunnyvale, California, we lease a development facility in Montpellier France and lease several small sales offices internationally. We also lease facilities in Nanjing, China.

We believe that our existing facilities are adequate for our current needs or that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

On February 9, 2004, a suit was filed in the United States District Court for the Northern District of California naming the Company, palmOne, and Handspring as defendants. The case is captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Case No. C04-0528. The case alleges that the three defendants have engaged in willful infringement, both direct and contributory and inducement of infringement, of U.S. Patent No. 5,276,311, titled, “Method and Device for Simplifying the Use of a Plurality of Credit Cards, or the Like,” with respect to certain hardware products allegedly offered for sale by palmOne, PalmSource and Handspring. The complaint seeks injunctive relief, unspecified damages and attorneys’ fees. E-Pass filed claims against 3Com and Palm in 2000 alleging infringement of the same patent; however, the suit naming the Company identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. On February 25, 2005, the court issued its claim construction order. The Court has scheduled a hearing on September 23, 2005 to consider motions for summary judgment relating to infringement or non-infringement. The parties are engaged in discovery directed to these and other issues. The Company intends to defend vigorously against the claim.

On July 16, 2003, a suit was filed in the Los Angeles County Superior Court naming PalmSource as a defendant. The case is captioned Chet Taylor, et al. v. Palm, Inc., PalmSource, Inc., and Solutions Group, et al., No. BC299134. The complaint alleges that persons who purchased Palm PDAs with customer-accessible batteries after June 1999 lost data upon battery replacement. The complaint alleges unfair and deceptive business practices in alleged violation of California’s unfair competition statute and Consumer Legal Remedies Act, breach of express and implied warranties and fraud. The complaint seeks unspecified compensatory and punitive damages, restitution and an injunction prohibiting the defendants from similar conduct in the future. palmOne is managing this litigation, and believes it has good defenses for all parties. On March 28, 2005, palmOne, on behalf of itself and its unincorporated department Solutions Group and PalmSource, Inc. (for the purpose of this paragraph, “Palm”) entered into a Settlement Agreement and General Release (the “Settlement”) which settlement has been preliminary approved by the court. palmOne is responsible for the Palm obligations agreed to in the settlement and will not look to PalmSource for contribution or reimbursement related to this matter.

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656, or ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting” and seeks unspecified damages and an order permanently enjoining the defendants from infringing the ‘656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ‘656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ‘656 patent is valid, enforceable, and infringed. The defendants appealed and the CAFC again remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ‘656 patent. On May 21, 2004, the District Court granted the defendants’ motion for summary judgment on invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. On June 1, 2004, the defendants filed a motion for clarification of the ruling regarding the District Court’s summary judgment decision and on June 10, 2004, Xerox filed a motion to alter or amend that decision. On February 16, 2005, the District Court granted defendants’ motion for consideration and ordered that the asserted claims for the ‘656 patent are invalid and denied plaintiff’s motion for reconsideration and/or relief for judgment. As part of PalmSource’s separation agreements with palmOne, palmOne is required to indemnify PalmSource for certain damages that PalmSource may incur due to the Xerox litigation. Although palmOne has prevailed at the current stage of the litigation on the claims made by Xerox, there can be no assurance that palmOne will be ultimately successful or that an adverse outcome will not significantly harm PalmSource’s business.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ stock market under the symbol PSRC since our separation from Palm on October 28, 2003. The following table sets forth the high and low sales prices as reported on the NASDAQ stock market for the periods indicated.

	High	Low
Fiscal year 2005
First quarter	$25.18	$15.27
Second quarter	$27.20	$15.12
Third quarter	$17.00	$9.61
Fourth quarter	$10.40	$8.25
Fiscal year 2004
October 28, 2003 to November 30, 2003	$48.00	$24.56
Third quarter	$26.29	$17.35
Fourth quarter	$24.99	$16.20

As of July 25, 2005, we had approximately 2,400 registered stockholders of record. PalmSource has not paid and does not anticipate paying cash dividends in the near future.

Repurchases of Equity Securities

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximated Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
Period
March 1, 2005—March 31, 2005	183	$0.00	—	—
April 1, 2005—April 30, 2005	895	$0.00	—	—
May 1, 2005—May 31, 2005	198	$0.00	—	—

(1)	All of the repurchases were pursuant to contractual rights of PalmSource to repurchase shares of its capital stock from employees in connection with the termination of employment. PalmSource does not have any publicly announced plans or programs to repurchase shares of its common stock.

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

From the time of receipt through May 31, 2005, we have invested the net proceeds from the public offering in short- and long-term investments in order to meet our anticipated cash needs for future working capital. We invested our available cash principally in high-quality government securities with maturities no greater than 2 years. In June 2004, we applied $13.1 million of the net proceeds of the offering held in money market funds to prepay the 5% convertible subordinated note due to Texas Instruments. No offering expenses or proceeds were paid directly or indirectly to any of our directors or officers (or their associates), to persons owning ten percent (10%) or more of any class of our equity securities or to any affiliates.

Item 6. Selected Financial Data

The following condensed selected consolidated financial data of PalmSource reflect our historical results of operations and balance sheet data. Our 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2003 and 2004 each contained 52 weeks. Fiscal year 2005 contained 53 weeks. For presentation purposes, the annual periods have been presented as ending on May 31.

Our consolidated statement of operations data set forth below for the years ended May 31, 2003, 2004 and 2005 and the consolidated balance sheet data as of May 31, 2004 and 2005 are derived from our audited consolidated financial statements included in this report.

The consolidated statement of operations data for the years ended May 31, 2001 and 2002 and the combined and consolidated balance sheet data as of May 31, 2001, 2002, and 2003 are derived from our audited consolidated financial statements that are not included in this report.

The financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented. Our historical financial information may not be representative of our results as a stand-alone company and, therefore, may not be reliable as an indicator of future results. For periods prior to December 3, 2001, there are no revenues recorded from Palm, as the software license agreement with Palm was not effective until December 3, 2001. In addition, due to the acquisitions of certain assets by Palm that were assigned to us, or that we have made, and the change in our method of accounting for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective June 1, 2001, our results of operations are not necessarily comparable between the periods presented. In addition, our historical combined and consolidated balance sheet data are not comparable to the post-distribution balance sheet data due to the transactions that occurred as of the distribution date. You should also read the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which describes a number of factors that have affected our financial results.

	Year Ended May 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Related party revenues	$1,235	$23,682	$50,539	$25,532	$2,370
Third-party revenues	25,017	21,268	22,875	47,585	69,541

Total revenues	26,252	44,950	73,414	73,117	71,911
Cost of revenues	5,449	10,603	10,221	6,174	4,919

Gross margin	20,803	34,347	63,193	66,943	66,992
Total operating expenses	104,823	84,496	77,399	79,742	77,233

Loss from operations	(84,020)	(50,149)	(14,206)	(12,799)	(10,241)
Interest expense	(65)	(256)	(507)	(654)	(31)
Interest and other income (expense), net	76	(421)	(4,627)	(264)	1,187
Gain on the sale of an asset	—	—	—	—	26,693
Gain on early extinguishment of debt	—	—	—	—	1,875
Income (loss) before income taxes	(84,009)	(50,826)	(19,340)	(13,717)	19,483
Income tax provision	9	421	2,420	1,530	1

Net Income (loss)	$(84,018)	$(51,247)	$(21,760)	$(15,247)	$19,482

Basic net earnings (loss) per share	$(8.40)	$(5.12)	$(2.18)	$(1.40)	$1.30

Shares used in computing basic net earnings (loss) per share	10,000	10,000	10,000	10,878	14,980

Diluted net earnings (loss) per share	$(8.40)	$(5.12)	$(2.18)	$(1.40)	$1.27

Shares used in computing diluted net earnings (loss) per share	10,000	10,000	10,000	10,878	15,323

	As of May 31,
	2001	2002	2003(1)	2004(1)	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$383	$30,688	$13,465	$27,144	$22,228
Working capital (deficit)	(21,457)	16,890	20,750	59,948	55,571
Total assets	61,490	107,316	104,607	152,792	187,864
Note payable to palmOne, including accrued interest	—	20,238	20,744	—	—
Long-term convertible subordinated note	—	—	—	15,000	—
Series A redeemable convertible preferred stock	—	—	20,000	—	—
Total stockholders’ equity / net investment	$29,611	$48,299	$26,280	$108,991	$154,665

(1)	Cash and cash equivalents amounts reclassified. See Note 2 of the Notes to Consolidated Financial Statements.

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

Overview

In fiscal 2005, the majority of our business came from the traditional PDA market. We have seen this part of our business decline over the past few years, as the growth in wireless data networks and wireless applications and services have simultaneously contributed to the maturation of this market and increased demand for converged mobile devices such as smartphones. As a result, in fiscal 2005, we saw a significant shift in our product mix towards smartphones, where our licensees reported unit volumes increased by 94% compared to fiscal 2004 and represented 27% of the total Palm OS unit volume.

Outlook for fiscal year 2006: We anticipate revenue will be negatively impacted on a year-over-year basis by factors such as Sony’s exit from the PDA market, the pre-pay of one licensee’s royalty minimum, and the expiration of certain prepaid royalties that were being amortized on a quarterly basis.

While we are continually evaluating ways to reduce operating expenses, we cannot assure that reductions can be achieved or that, if we do achieve them, that they will not be offset by other increases in operating expense. In addition to headcount reductions, we anticipate reductions in other areas such as travel, and consulting services.

Business

Our revenues consist of royalty and license fees from our licensees; support and service fees from our licensees and from the Palm OS Ready program participants; and income from our online software store. Prior to the distribution, we presented revenues from Palm and Sony, a PalmSource stockholder, separately as related party revenues. Subsequent to the distribution, we present only revenues from Sony as related party revenues.

Historically, our licensee agreements generally provided for upfront payments to be retained in future contracts. We recognize license and royalty revenues when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. Royalty revenues are generally recognized on a per-unit or net sales basis, based on contractually reported information from licensees. Currently, the majority of our royalty revenue stream is derived on a net sales basis. Historically, the royalty rate generally ranges from 3% to 6% of net sales based on the average selling price of the licensee’s Palm Powered product, although we are increasingly seeing a trend in the industry towards fixed per unit dollar amounts. Payments received in advance of royalties being earned are recorded as deferred revenues. Our license agreements with licensees may contain minimum commitments. We calculate any minimum commitment shortfalls on a quarterly or annual basis, based on the terms of the respective license agreement, and record the related revenue in the period that the minimum commitment becomes due to us.

Support revenues consist primarily of fees for providing software updates and technical support to our licensees. Service revenues represent product development, engineering services, consulting and training for our licensees and, to a lesser extent, to third-party application developers. Support revenues are deferred and recognized ratably over the term of the agreement. Service revenues are generally billed on a time-and-materials basis, and the revenues are generally recognized as the services are performed.

Historically, our licensees have experienced higher seasonal demand for their products, particularly PDAs, during our second and third fiscal quarters. This seasonality was primarily the result of the end of year gift-giving season in many countries. In addition, if necessary, certain licensees, including palmOne, satisfy the remaining amount of their yearly minimum commitments, in our third fiscal quarter. Historically, these factors have resulted in a substantial increase in revenues for our third fiscal quarter as compared to other quarters in the fiscal year. In fiscal 2005, we did not see the same level of seasonality as we did in previous years, and we expect this trend to continue to moderate going forward as mobile phones become a larger part of our total revenue. Specifically, smartphones do not have the same seasonality as PDAs, and as our licensees’ product mix shifts toward smartphones, we believe that the seasonality of our revenue may be reduced or eliminated.

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on palmOne for the majority of our revenues. The palmOne revenues were recognized as related party revenues prior to the distribution of October 28, 2003 and as third-party revenues subsequent to the distribution of October 28, 2003. Sony is a related party because they are a stockholder. These amounts have been included in related party revenues in the combined and consolidated financial statements.

Revenues and percentage of total revenues from palmOne (including Handspring), and Sony for the fiscal years ended May 31, 2003, 2004 and 2005 were as follows (in thousands):

	For the Year-Ended May 31,
	2003		2004		2005
	Revenues	% of total Revenues	Revenues	% of total Revenues	Revenues	% of total Revenues
Related party:
Palm	$39,299	53.5%	$17,309	23.7%	$—	0.0%
Sony	$11,240	15.3%	$8,178	11.2%	$2,370	3.3%

Third party:
palmOne	$—	0.0%	$21,509	29.4%	$46,889	65.2%
Handspring	$6,428	8.8%	$3,473	4.7%	$—	0.0%

We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future. On May 23, 2005, we and palmOne entered into the Second Amended and Restated Software License Agreement (the “SARSLA”). The principle changes made to the Software License Agreement were the following:

•	the term was extended for an additional three years and will expire December 2, 2009.

•	the minimum annual royalty and license commitments was extended in each of the additional three years provided that certain development milestones between the parties are met by PalmSource.

•	The amounts, if any, spent by palmOne on professional services will be credited towards the annual royalty and license minimum commitments on the basis of $1 credit for every $2 spent on professional services.

•	palmOne’s access to the Palm OS source code was extended for the three additional years for a fee of $400,000 per year. This provision gives palmOne more extensive access to the code, expanded rights to request bug fixes in the software platform with time frames for accepting or rejecting these bug fixes.

See Note 14 of Notes to Consolidated Financial Statements.

PalmOne can cease selling Palm Powered products at any time, which could be due to their withdrawal from the market or their use of a competing operating system. The Handspring agreement expired upon the closing of its merger with palmOne.

Although our license agreement with Sony runs through October 2012, Sony has announced the termination of its Clie® PDA product line, and has not announced plans for any additional Palm Powered products. As a result, our revenues from Sony in fiscal 2005 declined by 71 percent to $2.4 million. In May of 2005, Sony paid its remaining maintenance commitments through 2012 to us in advance which will be recognized on a pro-rata basis through 2012.

In November 2004, we entered into a mutual release and settlement agreement with Acer for a settlement payment by Acer of $2.6 million, of which approximately $2.1 million was applied to license revenue and approximately $0.5 million was applied against operating expense.

During fiscal 2005, we saw several licensee specific events that will negatively impact future revenues. These events include the expiration of a license agreement without renewal, the end of the amortization for a licensee’s prepaid royalty commitment, and the prepay of minimum royalty commitments from another licensee resulting from that licensee being acquired by another company. Additionally, following the first fiscal quarter of 2006, we will see another licensee’s prepaid royalty commitment become fully amortized. Including the revenue decline from Sony and Acer, we expect the total impact of these events will negatively impact revenue for fiscal 2006 when compared to the fiscal 2005.

We have a number of other licensees, but to date, the sales volume for their products has not been as high as that of palmOne. Although we have recently added new licensees such as LG Electronics, these new licensees have yet to introduce products into the market that generate revenue for us. The product development and commercial shipment process for our licensees is generally eight to twelve months, and sometimes substantially longer, depending upon the complexity of the product, the licensee’s experience with Palm OS, and other factors. Smartphones generally take an especially long time to develop and ship, because they are complex and because they must be tested and approved by wireless operators before they are shipped to users. Because of this long development time, the period between signing a licensee and receiving royalty revenue from them can be lengthy.

Industry Dynamics. The mobile device industry is characterized by several trends that may have a material impact on our strategic planning, results of operations and financial condition. As the traditional PDA market matures, we are seeing an increasingly competitive environment among device manufacturers, and some of them are exiting the market. For example, in 2004, Sony, a licensee and stockholder of ours, announced that it would discontinue the Clie® PDA product line. Several manufacturers of PDA products based on other operating systems have also left the market or substantially curtailed their product plans. There is no assurance that other licensees of Palm Powered products will not also reduce or cease the sale of PDAs.

Our product mix is shifting toward converged mobile devices, but not yet fast enough to fully offset the decline in PDAs. For example, in the three months ended May 31, 2005, smartphones were 37% of our unit shipment mix, compared to 18% in the same period a year before. In the 12 months ended May 31, 2005, smartphones were over 27% of our product mix, compared to 12% in the same period a year before. Our overall unit shipments declined from 1.1 million to 0.7 million in the three month period, and from 5.2 million to 3.6 million in the 12 month period. The shift toward smartphones has also offset a large part of the decline in revenue associated with lower PDA sales. This is because smartphones tend to sell at higher average selling prices than do PDAs, leading to higher per unit royalty revenue from our licensees.

Additionally, our strategic plans focus our product development toward offering platforms for the mobile phone market, which is growing. We believe the high-end of the mobile phone market is in its early stages, and there is no guarantee that the market will grow as forecasted.

Historically, we have generated revenues from a mix of upfront license fees and per unit royalties. Recently, we have witnessed a trend in the software industry away from the payment of upfront license fees in favor of royalty fees based upon units sold. We have experienced a significant decline in our upfront license fees and, as a result, we expect our deferred revenues to continue to decline over time.

Critical Accounting Policies and Use of Estimates

Use of Estimates. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in PalmSource’s consolidated financial statements and the accompanying notes. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, goodwill impairment, loss contingencies, restructuring, and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition. The Company’s revenue recognition policy is in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. When contracts contain multiple elements, wherein vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Arrangements. Vendor specific objective evidence of fair value is determined based on the price charged when the same element is sold separately or the contractually stated substantive renewal rate. License and royalty revenue consists principally of revenue earned under software license agreements with manufacturers of hand-held devices. License and royalty revenue is recognized when a signed contract exists, the software has been shipped or electronically delivered, the license fee is fixed or determinable, and collection of the resulting receivable is probable. License and royalty revenues are generally recognized on a per-unit or net sales basis in the period information is reported by licensees, generally the month or quarter subsequent to the period of sale by the licensee. Upfront license fees from subscription license agreements are generally recognized ratably over the term of the subscription period. When arrangements include bundled professional services and the pattern of performance over the term of the agreement is not discernable or if an arrangement includes ongoing support for which vendor specific objective evidence of fair value does not exist, the entire fee is recognized ratably over the term of the arrangement. Arrangements generally do not allow for product returns and PalmSource has no history of product returns. Accordingly, no allowance for returns has been provided. Revenue from minimum commitment and other arrangements payable on extended payment terms are recognized in the period the payment becomes due. If an arrangement includes specified upgrade rights for which sufficient vendor specific objective evidence of fair value does not exist, revenue is deferred until the specified upgrade has been delivered.

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

The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments. We recognize revenues as discussed above and follow the detailed guidelines discussed in Note 2 of Notes to the Consolidated Financial Statements.

Goodwill Impairment. We perform an evaluation of the carrying value of goodwill on an annual basis or whenever an event or change in circumstances occurs which would indicate potential impairment. We anticipate that during fiscal year 2006, we will be required to test for goodwill impairment more frequently. In response to changes in industry and market conditions, we may strategically realign our resources in a manner that could result in an impairment of goodwill. We cannot assure you that future impairment tests will not result in a charge to earnings. At the end of fiscal 2005, our goodwill balance was $72.8 million or approximately 39% of total assets.

Loss Contingencies. We are subject to various loss contingencies arising in the ordinary course of business including patent infringement claims and other litigation. We accrue for estimated loss contingencies, when a loss is probable and can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals are required or should be adjusted.

Restructuring and Employee Termination Benefits. Effective in the fourth quarter of fiscal year 2005, PalmSource recorded a charge related to employee severance benefits in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43. The charge was recorded under SFAS No. 112, as the Company has a policy to pay severance benefits to employees that are involuntarily terminated, and the Company’s past practice was sufficient to warrant the presumption that this was understood by the employees. The charge related to employee severance benefits was recorded when the facts indicated that the liability was probable and the amount of the liability reasonably estimable. The restructuring charge was related to the implementation of actions to better align the Company’s expense structure with its revenues.

Previously in the first quarter of fiscal year 2005, in accordance with Statement of Financial Accounting Standards, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded liabilities for costs associated with exit or disposal activities when the liability was incurred instead of at the date of commitment to an exit or disposal activity.

Income Taxes. Our operating results were historically included in the tax returns of Palm and certain foreign subsidiaries. Prior to the distribution, our income tax provision had been determined on a separate return basis as if we had operated as a stand-alone entity. We have estimated our income taxes that would have related to our business in each of the jurisdictions in which we operate as if we had historically operated on a stand-alone basis. We have established a valuation allowance against our deferred tax assets for all periods presented based on our estimates of future taxable income. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

Results of Operations

Comparison of Fiscal Years Ended May 31, 2003, 2004 and 2005 -

The results of operations table presents operating data as a percentage of total revenues for the periods indicated:

	Years Ended May 31,
	2003	2004	2005
Revenues:
Related party license and royalty	66.9%	34.1%	2.8%
Third-party license and royalty	25.0	58.2	91.0

Total license and royalty	91.9	92.3	93.8

Related party support and service	2.0	0.8	0.5
Third-party support and service	6.1	6.9	5.7

Total support and service	8.1	7.7	6.2

Total revenues	100.0	100.0	100.0
Cost of revenues:
License and royalty	10.2	5.5	4.1
Support and service	3.7	2.9	2.6

Total cost of revenues	13.9	8.4	6.7

Gross margin	86.1	91.6	93.3
Operating expenses:
Research and development	54.2	46.4	44.1
Sales and marketing	23.4	26.5	27.3
General and administrative	17.4	26.6	27.8
Amortization of intangibles	0.6	0.2	0.2
Restructuring charges and employee termination benefits	3.0	0.0	4.5
Executive severance	0.0	0.0	3.5
Separation costs	6.8	9.4	0.0

Total operating expenses	105.4	109.1	107.4

Loss from operations	(19.3)	(17.5)	(14.2)
Interest expense	(0.7)	(0.9)	(0.0)
Interest and other income (expense), net	(6.3)	(0.4)	1.6
Gain on the sale of an asset	0.0	0.0	37.1
Gain on early extinguishment of debt	0.0	0.0	2.6

Income (loss) before income taxes	(26.3)	(18.8)	27.1
Income tax provision	3.3	2.1	0.0

Net income (loss)	(29.6)%	(20.9)%	27.1%

Comparison of Fiscal Years Ended May 31, 2004 and 2005

Related party license and royalty revenues. Related party license and royalty revenues were $24.9 million in fiscal year 2004 and $2.0 million in fiscal year 2005, representing a decrease of 92%. Prior to the distribution, we recognized revenues from Palm as related party revenues, and subsequent to the distribution, we recognized revenues from palmOne as third party revenues. License and royalty revenues from Palm, consisting primarily of royalty fees received from shipment of PDAs and smartphones were $17.1 million and $0 in fiscal years 2004, and 2005, respectively. License and royalty revenues from Sony were $7.8 million and $2.0 million in fiscal years 2004, and 2005, respectively. We recognize royalty revenues from Palm in the period royalty information is reported to us, generally one month subsequent to the ship date. The decrease from fiscal year 2004 to fiscal year 2005 is primarily due to Sony’s withdrawal for the Clie® handheld market as announced in June 2004.

Third-party license and royalty revenues. Third-party license and royalty revenues were $42.6 million in fiscal year 2004, and $65.5 million in fiscal year 2005, representing an increase of 55%. License and royalty revenues from palmOne were $21.0 million in fiscal year 2004 and $45.9 million in fiscal year 2005. Prior to the distribution, Palm revenues were recognized as related party revenues. License and royalty revenues from Handspring were $3.4 million in fiscal year 2004 and $0 in fiscal year 2005. The decrease in Handspring license and royalty revenues from fiscal year 2004 to 2005 was due to the Handspring merger on October 28, 2003. Prior to the merger, Handspring had minimum license and royalty commitments of $1.5 million for each of Handspring’s fiscal quarters through the term of its license agreement with us. The Handspring license agreement terminated as a result of the merger and we are no longer entitled to the $1.5 million quarterly minimum commitment through April 2009, and revenues from the sale of Handspring products may be used by palmOne to satisfy its minimum commitments. During fiscal 2005 we saw several licensee specific events that we expect will negatively impact future revenues. These events include the expiration of a license agreement without renewal, the end of the amortization for a licensee’s prepaid royalty commitment, and the prepayment of minimum royalty commitments from another licensee resulting from that licensee being acquired by another company. Additionally, following the first fiscal quarter of 2006, we will see another licensee’s prepaid royalty commitment become fully amortized.

Related party support and service revenues. Related party support and service revenues were $0.6 million in fiscal year 2004 and $0.3 million in fiscal year 2005, representing a decrease of 43% from fiscal year 2004 to 2005. Support and service revenues from Palm were $0.2 million in fiscal year 2004, and $0 in fiscal year 2005. Support and service revenues from Sony were $0.4 million in fiscal year 2004 and $0.3 million in fiscal year 2005. The decrease from fiscal year 2004 to 2005 was primarily due to recognizing palmOne revenues as third party revenues subsequent to the distribution of October 28, 2003.

Third-party support and service revenues. Third-party support and service revenues were $5.0 million in fiscal year 2004 and $4.1 million in fiscal year 2005, representing a decrease of 23%. The decrease from fiscal year 2004 to 2005 was due to expired contracts partially offset by new customers and revenue from our China operation.

Cost of license and royalty revenues. Cost of license and royalty revenues principally represents royalty payments to third-party technology vendors, payments to publishers for eBook content and amortization of purchased intangible assets. Cost of license and royalty revenues was $4.0 million in fiscal year 2004 and $3.1 million in fiscal year 2005, representing 5.5% and 4.1% of total revenues, respectively. The decreases in cost of license and royalty revenues in absolute dollars and as a percentage of total revenues were primarily due to a cessation of annual minimums in amortization of purchased intangibles as certain intangible assets became fully amortized, which was partially offset by the increase in royalty payments to new third-party technology vendors.

Cost of support and service revenues. Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The cost of service revenues varies by project, but is generally comparable for both third-party and related party service revenues. Cost of support and service revenues was $2.1 million in fiscal year 2004 and $1.9 million in fiscal year 2005, representing 2.9% and 2.6% of total revenues, respectively. The decreases in cost of support and service revenues in absolute dollars and a percentage of total revenues were primarily due to the a decrease in support costs as a result of expired contracts offset by an increase in professional services cost as a result of increased professional services revenues.

Research and development expenses. Research and development expenses consist primarily of personnel and related costs to support our product development and related information technology and facilities costs. Research and development expenses were $33.9 million in fiscal year 2004 and $31.7 million in fiscal year 2005, representing a decrease of 6% from fiscal year 2004 to 2005. Research and development expenses as a percentage of total revenues were 46.4% in fiscal year 2004 and 44.1% in fiscal year 2005. The decrease in research and development expenses in absolute dollars and as a percentage of revenues was primarily due to reduction of headcount resulting from attrition and restructuring efforts, offset by increase in costs associated with our operation in China. Our research and development expenses are primarily fixed employee costs. Although we believe that continued investment in research and development is critical in attaining our strategic objectives, we announced a restructuring that would leverage our existing offshore research and development centers and, as a result, we expect our research and development costs to decrease in the next fiscal year.

Sales and marketing expenses. Sales and marketing expenses consist primarily of personnel and related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials, customer conferences and related information technology and facilities costs. Sales and marketing expenses were $19.4 million in fiscal year 2004 and $19.6 million in fiscal year 2005, representing an increase of 1% from fiscal year 2004 to 2005. Sales and marketing expenses as a percentage of total revenues were 26.5% in fiscal year 2004 and 27.3% in fiscal year 2005. The increases in absolute dollars and as a percentage of total revenues from fiscal year 2004 to 2005 were primarily due to an increase in outside consultants and an increase in personnel costs. As a result of our restructuring, we expect sales and marketing expenses to decrease on an absolute dollar basis in fiscal year 2006, as we reduce marketing staff, marketing expenditures associated with trade shows and reduce the use of outside consultants.

General and administrative expenses. General and administrative expenses consist primarily of personnel and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and related information technology and facilities costs. General and administrative expenses were $19.4 million in fiscal year 2004 and $20.0 million in fiscal year 2005, a 2.7% increase from fiscal year 2004 to fiscal year 2005. General and administrative expenses as a percentage of total revenues were 26.6% in fiscal year 2004 and 27.8% in fiscal year 2005. The increase in absolute dollars and as a percentage of total revenue from fiscal year 2004 to 2005 was primarily due to increased personnel costs, including consulting and contract services related to Sarbanes-Oxley Act compliance. This increase was partially offset by a decrease in stock-based compensation expenses.

Amortization of intangibles. Amortization of intangibles consisting of amortization related to our acquisitions was $0.2 million in fiscal year 2004 and $0.1 million in fiscal year 2005. The decrease from fiscal year 2004 to fiscal year 2005 was due to amortization of prior acquisitions being completed during the second quarter of fiscal year 2004. This decrease was offset by amortization of intangibles related to our acquisition of CMS in January 2005.

Restructuring charges and employee termination benefits. Restructuring charges and charges for employee termination benefits principally consisted of workforce reductions, including severance, benefits, and related expenses. These charges were $0 in fiscal year 2004 and $3.2 million in fiscal year 2005. In the first quarter of fiscal year 2005, we recorded a restructuring charge of $0.5 million related to workforce reductions of approximately 16 regular employees, primarily in the U.S. The charge was recorded as incurred in accordance with SFAS No. 146, Accounting for costs associated with Exit or Disposal Activities. In the fourth quarter of fiscal 2005, we recorded a charge for employee termination benefits of approximately $2.7 million in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43, since the liability was probable, the amount of liability reasonably estimable, and because the Company has a policy to pay severance benefits to employees that are involuntarily terminated, and the Company’s past practice was sufficient to warrant the presumption that this was understood by the employees. The Q4 charge was primarily related to costs for severance, benefits and related costs associated with a reduction of 37 regular employees or 16% of our U.S. workforce. See Note 11 of Notes to Consolidated Financial Statements.

We will continue to realign resources as necessary to balance the size of our employee base with our current and anticipated revenue base. We anticipate that these actions will result in approximately $7.0 million of savings in payroll and payroll related expenses in the next fiscal year. We cannot provide assurance these savings will not be offset by reductions in revenue or increases in other costs during the next fiscal year. We may incur additional restructuring charges in the future to align our cost structure with anticipated future revenues.

Executive severance. Effective as of May 22, 2005, David C. Nagel terminated his services as the Company’s President, Chief Executive Officer and director. Pursuant to the terms of the Severance Agreement entered into between PalmSource, Inc. and Mr. Nagel on August 14, 2003 (the “Severance Agreement”), Mr. Nagel and the Company entered into a separation agreement (the “Separation Agreement”) on May 22, 2005. Pursuant to the Separation Agreement, Mr. Nagel agreed to release all claims against the Company (a “Release”) in exchange for the severance benefits provided for under the terms of his Severance Agreement. The Company recorded a charge of $2.5 million in the fourth quarter of fiscal 2005 in connection with this transaction.

Separation costs. Separation costs primarily consisted of costs related to the establishment of PalmSource as a separate independent company. Separation costs were $6.9 million in fiscal year 2004, and $18,000 in fiscal year 2005. The PalmSource distribution was completed in the second quarter of fiscal year 2004.

The costs subsequent to the distribution represent adjustments to settle remaining costs and wrap-up activities. On October 28, 2003, Palm’s stockholders approved the distribution of PalmSource from Palm. As the distribution was completed in the second quarter of fiscal year 2004, we incurred minimal separation costs for fiscal year 2005 and do not expect to incur substantial separation costs in future periods.

Interest expense. Interest expense was $0.7 million in fiscal year 2004 and $31,000 in fiscal year 2005. Interest expense increased after the distribution date due to interest on the $15.0 million 5% convertible subordinated note issued to Texas Instruments, partially offset by the decrease in interest paid to Palm as a result of the contribution to our capital by Palm of the $20.0 million note payable to Palm that bore interest at 2.48%. We expect interest expense to decrease as the $15.0 million 5% convertible subordinated note payable to Texas Instruments was repaid in June 2004 (see Note 6 of Notes to Consolidated Financial Statements).

Interest and other income (expense), net. Other expense was $0.3 million in fiscal year 2004. Other income was $1.2 million in fiscal year 2005. Other expense from fiscal year 2004 was primarily due to a $0.3 million charge to write down an investment in a private equity security, which had been carried at fair market value and for which we determined the current year decline in value of our entire investment to be other than temporary. Other income in fiscal 2005 was primarily due to higher interest income of the cash held as a result of the public offering and favorable foreign exchange rates during the fiscal year, offset by an additional write down of an investment in a private equity security which we determined the decline in value was other than temporary.

Gain on Asset Sale. Gain on the sale of an asset was $26.7 million in fiscal 2005, and is related to the sale of our 55% interest in Palm Trademark Holding Company LLC (“PTHC”) to palmOne for $30 million in cash. In determining the amount of net gain, PalmSource’s basis in the net assets of PTHC and direct transaction costs (primarily legal fees and valuation expenses) have been deducted from the discounted proceeds (see Note 14 of Notes to Consolidated Financial Statements).

Gain on early extinguishment debt. In June 2004, we prepaid the $15.0 million convertible subordinated note due to Texas Instruments in exchange for a 12.5% discount and the PalmSource note was eliminated. We paid approximately $13.1 million (plus accrued interest) of the original $15.0 million principal outstanding, resulting in a discount of approximately $1.9 million. See Note 6 of Notes to Consolidated Financial Statements for further discussion.

Income tax provision. Income tax provision was $1.5 million in fiscal year 2004 and $1,000 in fiscal year 2005. The decrease in income tax provision from fiscal year 2004 to 2005 was primarily due to lower foreign withholding taxes and a decrease in deferred taxes related to the tax amortization of goodwill. Our tax expense in fiscal year 2005 was lower than tax at the federal statutory rate due to benefits received from foreign tax credits and a reduction in the company’s valuation allowance.

Comparison of Fiscal Years Ended May 31, 2003 and 2004

Related party license and royalty revenues. Related party license and royalty revenues $49.1 million in fiscal year 2003 and $24.9 million in fiscal year 2004, representing a decrease of 49% from fiscal year 2003 to 2004. Prior to the distribution, we recognized revenues from Palm as related party revenues, and subsequent to the distribution, we recognized revenues from palmOne as third party revenues. License and royalty revenues from Palm, consisting primarily of royalty fees received from shipment of PDAs were $38.1 million and $17.1 million in fiscal year 2003, and 2004, respectively. License and royalty revenues from Sony were $10.9 million and $7.8 million in fiscal years 2003, and 2004, respectively. In fiscal year 2003, we received a payment of $3.6 million from Palm as a result of Palm’s shortfall under its minimum annual commitment for the annual contractual period ending December 3, 2002. The decrease in license and royalty revenues from fiscal year 2003 to 2004 was due to six months of Palm revenues recorded in fiscal year 2004 as a result of the distribution compared to a full year of Palm revenues recorded in fiscal year 2003.

Third-party license and royalty revenues. Third-party license and royalty revenues were $18.4 million in fiscal year 2003, and $42.6 million in fiscal year 2004, representing an increase of 132% from fiscal year 2003 to 2004. License and royalty revenues from palmOne were $21.0 million in fiscal year 2004. Prior to the distribution, Palm revenues were recognized as related party revenues. License and royalty revenues from Handspring were $6.2 million in fiscal year 2003 and $3.4 million in fiscal year 2004. The increase in third party license and royalty revenues from fiscal year 2003 to 2004 were principally due to palmOne revenues being recognized as third party revenues subsequent to the distribution. The decrease in Handspring license and royalty revenues from fiscal year 2003 to 2004 was due to the Handspring merger on October 28, 2003.

Related party support and service revenues. Related party support and service revenues $1.5 million in fiscal year 2003 and $0.6 million in fiscal year 2004, representing a decrease of 59% from fiscal year 2003 to 2004. Support and service revenues from Palm were $1.2 million in fiscal year 2003 and $0.2 million in fiscal year 2004. Support and service revenues from Sony were $0.3 million in fiscal year 2003 and $0.4 million in fiscal year 2004. The decrease from fiscal year 2003 to 2004 was primarily due to recognizing palmOne revenues as third party revenues subsequent to the distribution.

Third-party support and service revenues. Third-party support and service revenues were $4.5 million in fiscal year 2003 and $5.0 million in fiscal year 2004, representing an increase of 12% from fiscal year 2003 to 2004. The increase from fiscal year 2003 to 2004 was due to palmOne support and service revenues classified as third party revenues subsequent to the distribution and increase in professional services revenue.

Cost of license and royalty revenues. Cost of license and royalty revenues was $7.5 million in fiscal year 2003 and $4.0 million in fiscal year 2004, representing 10.2% and 5.5% of total revenues, respectively. The decreases in cost of license and royalty revenues from fiscal year 2003 to 2004 in absolute dollars and as a percentage of total revenues were primarily due to a reduction of approximately $4.0 million in amortization of purchased intangibles as certain intangible assets became fully amortized, which was partially offset by the increase in royalty payments to new and existing third-party technology vendors.

Cost of support and service revenues. Cost of support and service revenues of $2.7 million in fiscal year 2003 and $2.1 million in fiscal year 2004, representing 3.7% and 2.9% of total revenues, respectively. The decrease as a percentage of total revenues from fiscal year 2003 to 2004 was due to the increase in total revenues in fiscal year 2003. The decreases in cost of support and service revenues in absolute dollars and a percentage of total revenues were primarily due to the decrease in professional services cost as a result of decrease in professional services revenues.

Research and development expenses. Research and development expenses were $39.8 million in fiscal year 2003 and $33.9 million in fiscal year 2004, representing a decrease of 15% from fiscal year 2003 to 2004. Research and development expenses as a percentage of total revenues were 54.2% in fiscal year 2003 and 46.4%

in fiscal year 2004. The decrease in research and development expenses in absolute dollars for was primarily due to restructuring efforts affected to realign our resources with our business plan. The decrease from fiscal year 2003 to 2004 was due to approximately $5.9 million decline in research and development expenses.

Sales and marketing expenses. Sales and marketing expenses were $17.2 million in fiscal year 2003 and $19.4 million in fiscal year 2004, representing an increase of 13% from fiscal year 2003 to 2004. Sales and marketing expenses as a percentage of total revenues were 23.4% in fiscal year 2003 and 26.5% in fiscal year 2004. The increases in absolute dollars and as a percentage of total revenues from fiscal year 2003 to 2004 were primarily due to an increase in stock-based compensation expense of $1.7 million and an increase in personnel costs of $0.9 million.

General and administrative expenses. General and administrative expenses were $12.8 million in fiscal year 2003 and $19.4 million in fiscal year 2004, a 52% increase from fiscal year 2003 to 2004. General and administrative expenses as a percentage of total revenues were 17.4% in fiscal year 2003 and 26.6% in fiscal year 2004. The increases in absolute dollars and as a percentage of total revenues from fiscal year 2003 to 2004 were primarily due to an increase in stock-based compensation expense of $5.8 million and an increase in personnel costs of $1.4 million.

Amortization of intangibles. Amortization of intangibles consisting of amortization related to our acquisitions was $0.4 million in fiscal year 2003 and $0.2 million in fiscal year 2004. The decrease from fiscal year 2003 to 2004 was due to amortization of prior acquisitions being completed during the second quarter of fiscal year 2004.

Restructuring charges. Restructuring charges principally consisted of workforce reductions, including severance, benefits, related expenses and facility closings. Restructuring charges were $2.2 million in fiscal year 2003 and $0 in fiscal year 2004. The restructuring charges in fiscal year 2003 were primarily workforce reduction costs for severance, benefits and related costs associated with a reduction of 60 regular employees and were recorded. in accordance with SFAS No. 146

Separation costs. Separation costs primarily consisted of costs related to the establishment of PalmSource as a separate independent company. Separation costs were $5.0 million in fiscal year 2003 and $6.9 million in fiscal year 2004. The increase from fiscal year 2003 to 2004 was primarily due to $3.9 million in investment banking fees. The PalmSource distribution was completed in the second quarter of fiscal year 2004.

The costs subsequent to the distribution represent adjustments to settle remaining costs and wrap-up activities. On October 28, 2003, Palm’s stockholders approved the distribution of PalmSource from Palm. The distribution was completed in the second quarter of fiscal year 2004.

Interest expense. Interest expense was $0.5 million in fiscal year 2003 and $0.7 million in fiscal year 2004. The decrease in interest expense from fiscal year 2003 to 2004 was due to interest on the $15.0 million 5% convertible subordinated note issued to Texas Instruments, partially offset by the decrease in interest paid to Palm as a result of the contribution to our capital by Palm of the $20.0 million note payable to Palm that bore interest at 2.48%.

Interest and other income (expense), net. Other expense was $4.6 million in fiscal year 2003 and $0.3 million in fiscal year 2004. The decrease in other expense from fiscal years 2003 to 2004 was primarily due to a $3.2 million charge to write down an investment in a private equity security in fiscal year 2003, which had been carried at cost and for which we determined the decline in value of our entire investment to $0.8 million to be other than temporary. During fiscal year 2004, we determined the decline in the value of our entire investment in a private equity security to $0.3 million was other than temporary and we further wrote down the investment by $0.5 million. The increase in fiscal year 2003 was also due to $1.3 million paid to Palm for expenses relating to a $50.0 million bond posted by Palm pending resolution of the Xerox litigation. The bond was released in April 2003.

Income tax provision. Income tax provision was $2.4 million in fiscal year 2003 and $1.5 million in fiscal year 2004. We incurred net operating losses for the three fiscal years and, as a result, we did not record a benefit for temporary differences and maintained a full valuation allowance. The decrease in income tax provision from fiscal year 2003 to 2004 was primarily due to French research and development credit and lower foreign tax withholdings.

Liquidity and Capital Resources

Cash Flows

In the third quarter fiscal 2005, the Company had determined that it was appropriate to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous 10-K filing and S-1 for periods ending May 31, 2003 and 2004 ($24 million and $18 million at May 31, 2003 and 2004, respectively), and such amounts have been reclassified to conform to the current period classification. (See Note 2 of the Notes to Consolidated Financial Statements).

At May 31, 2005, we had cash and cash equivalents of $22.2 million, representing a decrease of $4.9 million from May 31, 2004. Net cash used for operating activities was $8.9 million in fiscal year 2003, $14.5 million in fiscal year 2004 and $3.8 million in fiscal year 2005, resulting primarily from our net losses. The decrease in net cash used in fiscal year 2005 compared to fiscal year 2004 is due to a slightly lower net loss and an increase in liabilities. The increase in cash used in operating activities for fiscal year 2004 compared to fiscal year 2003 was also due to a decrease in deferred revenues as a result of higher amortization of deferred revenues than prepayment of revenues, offset by a transaction with PalmGear during the first quarter of fiscal year 2004 in which we received net proceeds of $3.5 million. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront license fees and the timing of shortfall payments on minimums. If we are unable to obtain significant upfront fees or otherwise increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future. We believe that our current cash and cash equivalents, together with cash expected to be generated from operations will be sufficient to satisfy our working capital, capital expenditures and operating expense requirements for the next 12 months.

Net cash used in investing activities was $27.4 million in fiscal year 2003, and $36.4 million in fiscal year 2004. Net cash provided by investing activities was $11.7 million in fiscal year 2005. We have historically used cash for acquisitions of businesses with complementary technologies and for the purchase of property, plant and equipment. The net cash provided by investing activities in fiscal year 2005 was primarily due to the payment received of approximately $7.5 million associated with the sale of our interest in the Palm trademark (See note 14 of Notes to Consolidated Financial Statements for further discussion) and $10.4 million net sales on investments offset by an increase in property and equipment due to tenant improvements and information technology infrastructure cost to relocate to our Sunnyvale facility in February 2005. The increase in fiscal year 2004 was due to purchase of investments using proceeds from our public offering that was completed in April 2004. See Note 9 of Notes to Consolidated Financial Statements for further discussion. We anticipate capital expenditures for property, plant and equipment to decrease in fiscal year 2006. We may use cash resources to pursue strategic acquisitions or investments in other companies that provide products and services that are complementary to ours.

Net cash provided by financing activities was $19.1 million in fiscal year 2003, and $64.6 million in fiscal year 2004. Net cash used in financing activities was $12.7 million for fiscal year 2005. Since the separation of the Palm and PalmSource businesses, Palm has made net capital contributions and transfers to us of $1.4 million in fiscal year 2003 and net capital contributions and transfers of $11.2 million from the beginning of fiscal year 2004 through the distribution date, October 28, 2003, which was net of the $15.0 million 5% convertible subordinated note due 2006 to Texas Instruments. The note was convertible into our common stock. Since the distribution, palmOne is no longer providing funds to finance our working capital or other cash requirements. In

June 2004, we prepaid the $15.0 million convertible subordinated note. See Note 6 of Notes to Consolidated Financial Statements for further discussion. In October 2002, we received an investment of $20.0 million from Sony Corporation for 3,333,333 shares of our Series A preferred stock at a purchase price of $6.00 per share, which automatically converted into 666,666 shares of our common stock at the time of the distribution. In April 2004, we sold 3,450,000 shares of common stock at a public offering for net proceeds of approximately $58.7 million. See Note 9 of Notes to Consolidated Financial Statements.

Short-Term and Long-Term Investments

At May 31, 2005, we had $35.1 million of short-term and $14.4 million of long-term investments in high quality financial government, and corporate securities, compared to $43.1 million of short-term and $16.7 million of long-term investments in high quality financial government, and corporate securities at May 31, 2004. Our investments are subject to interest rate risk and will fall in value if market interest rates increase substantially.

Line of Credit

We currently have no debt. In October 2003, we entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit, but never made any borrowings under the line of credit. In May 2004, we terminated the revolving line of credit agreement.

However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure you that financing, if needed, will be available on favorable terms, if at all. Any equity financing will dilute the ownership interests of our stockholders, and any debt financing may contain restrictive covenants.

Commitments

We currently do not have any off-balance sheet liabilities.

Our facility leases are under noncancelable lease agreements. Our facility leases expire at various dates through September 2010. Our equipment lease expires on March 2007.

In June 2002, we entered into two royalty agreements with third-party vendors, and in February 2004, we entered into another royalty agreement with a third-party vendor for certain licensed technology, which include minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated.

Future payments under contractual obligations and other commercial commitments, as of May 31, 2005, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$5.6	$1.5	$3.4	$0.7	$—
Third-Party Royalty Commitments	2.4	0.9	1.5	—	—

Total Contractual Obligations	$8.0	$2.4	$4.9	$0.7	$—

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

Effect of Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The effective date of the recognition and measurement guidance has been delayed by the EITF. We do not believe that the adoption of EITF 03-1 will have a material effect on its financial statements.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, the company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. For more information regarding the repatriation of foreign earnings, refer to Note 10 of the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123R requires that fair value be estimated using an option pricing model that takes into account at least the following items—the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. The statement will be effective for the Company beginning in fiscal 2007. The Company is currently evaluating the effect that SFAS 123R will have on its financial statements.

On March 29, 2005, the SEC issued Staff Accountants Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payments arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payments transactions with nonemployees, the transition from nonpublic to public entity status, valuations methods (including assumptions such as expected volatility and expected term), the accounting of certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on our consolidated financial statements.

RISK FACTORS

Risks Relating to Our Business

We have a history of losses, negative cash flows and limited cash resource, and we may never achieve or sustain profitability or positive cash flows.

We have not been continuously profitable during all of the periods for which we have prepared historical financial statements. During the fiscal years ended May 31, 2003 and May 31, 2004, we had net losses of approximately $21.8 million and $15.2 million, respectively, on revenues of $73.4 million and $73.1 million, respectively. During fiscal year ended May 31, 2005 we had an operating loss (excluding the gain on asset sale) of approximately $10.2 million on revenues of $71.9 million. Cash flow used for operations (negative cash flow) for the years ended May 31, 2003, 2004 and 2005 were $8.9 million, $14.5 million and $3.8 million, respectively. While we have historically received upfront, initial license fees, which partially funded our negative cash flow from operations, we do not expect this trend to continue. We have historically had negative cash flow from operations and may not achieve positive cash flow in the future.

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

At the end of fiscal 2005, our goodwill asset balance was $72.8 million or approximately 39% of total assets. We review goodwill for potential impairment at least annually or more frequently, whenever an event or change in circumstances occurs which would indicate potential impairment. In response to changes in industry and market conditions, we may strategically realign our resources in a manner that could result in an impairment of goodwill. The review of goodwill is based on financial projections of undiscounted and discounted net cash flows. These financial projections involve significant estimates with inherent uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid future impairment charges, and, as a result, in the future, we may incur significant non-cash impairment charges, which could have a materially adverse impact on the results of our operations, our financial condition or our stock price.

We currently derive most of our revenues from a small number of licensees of Palm OS and there are a number of developments that have occurred or may occur in the future, with one or more of our licensees that could significantly harm our future business prospects including (but not limited to): the loss or reduction of purchases from one or more licensees; the full or partial withdrawal of one or more licensees, or their respective products, from a segment of the market; the introduction of new products from palmOne or other licensees incorporating a competing operating system.

We currently derive most of our revenues from a small number of licensees of Palm OS. Revenues from palmOne were $46.9 million or 65% of total revenue for fiscal year 2005. In June 2004, Sony announced that it would discontinue the Clie® PDA product line. Additionally, the acquisition of Handspring by Palm has increased our customer concentration. We expect that palmOne will continue to account for a substantial portion of our revenues for the foreseeable future.

If revenues from palmOne or our other licensees do not grow as we anticipate, if some or all of our licensees experience delays or decide not to incorporate Palm OS into their future products, or if palmOne experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will need to significantly reduce our expenses or increase our revenues from other sources to stay in business. Our license agreement with palmOne will expire in December 2009 and our license agreement with Handspring was terminated following the Handspring merger. Nothing restricts licensees from competing with us or offering products based on competing operating systems and licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. Some of our licensees already offer products that utilize competing operating systems. For example, Samsung and Fossil offer products that utilize a Microsoft operating system. We expect that these licensees will continue to offer products which utilize competing operating systems, and other licensees, such as palmOne, may begin to offer products that incorporate a competing operating system. palmOne would still be required to pay the minimum annual payments pursuant to the license agreement, through December 2006, but the minimum annual payments for December 2007 through December 2009 are contingent upon us attaining certain key milestones with palmOne.

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

Our operating results may fluctuate.

Our operating results are difficult to predict. We do not have a long history of operations, our operating results have fluctuated significantly and we have only operated separately from palmOne since October 28, 2003. Factors that may cause fluctuations in our operating results, in addition to those disclosed elsewhere in this section entitled “Risk Factors,” include the following:

•	shortfall payments from licensees in a given quarter to satisfy minimum quarterly or annual license and royalty commitments, as such payments are recorded in the period that the minimum commitment becomes due to us;

•	delay or change in completion of new products;

•	delays or cancellations in the development or launch of Palm Powered products by our licensees;

•	changes in consumer and enterprise spending levels, which may fail to meet our expectations;

•	a shifting mix in the balance between license fees derived from upfront royalty payments, license fees calculated as a percentage of revenues derived from Palm Powered products and license fees based on fixed dollar amounts per unit sold;

•	changes in general economic conditions and specific market conditions that may impact demand for our products and services;

•	seasonality of demand for Palm Powered products and services that may cause our revenues to fluctuate on a quarter to quarter basis;

•	licensee withdrawal of Palm Powered products from some or all markets;

•	changes in licensing fees due to third parties for technologies incorporated in the Palm OS platform;

•	an increase in reliance on third-party software licenses; and

•	increased costs associated with acquisitions, including integration costs, stock-based compensation, acquired in-process research and development costs, amortization of purchased intangibles and asset impairment charges.

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

We compete principally in the mobile telephony and handheld software and services markets. These markets are highly competitive, and we expect competition to increase in the future. We compete primarily with Microsoft and Symbian in smartphones. For example, Microsoft may use its leading position in the enterprise applications market to gain competitive advantage in the markets on which we focus. Furthermore, Microsoft may package product offerings that compete with us together with other product offerings which we could not match. Microsoft has substantially more resources than we do. Symbian, which is invested in and supported by companies such as Nokia Corporation, Ericsson AB, Sony Ericsson Mobile Communications AB, Panasonic, Siemens and Samsung, has a substantial portion of the worldwide smartphone market, a market that we believe is important to our future success. Furthermore, in July 2004, Symbian announced that it had received an additional 50 million Pounds Sterling investment from some of its shareholders and thus now has greater resources with which to compete. Some of our competitors in the feature phone software market, like Openwave, also offer server infrastructure to mobile phone network operators. Others, such as TTPCom, design and license intellectual property for mobile phone hardware components. By vertically integrating their products, these competitors may be able to offer features and pricing advantages that we could have difficulty meeting. In addition, there are proprietary operating systems; open source operating systems, such as Linux; and other software technologies, such as Java or technology licensed from RIM which could be integrated into devices that compete with devices powered by our software. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products and services and to promoting their products within the third-party developer community.

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

We believe the market for PDAs, our traditional strength, is maturing. As a result, we anticipate that our future revenue growth will come from other mobile information devices, in particular mobile phones and other wireless devices that incorporate our software. However, we cannot assure you that our new product development efforts in this area will be successful. The mobile software market is highly competitive, with Microsoft and Symbian devoting significant resources to compete against us in smartphones and several well-established competitors, such as Openwave, TTPCom, and Teleca, in feature phones. If we are unsuccessful in penetrating the markets for phones or other devices or these markets do not develop as anticipated, our business will not grow as expected and our revenues will suffer. For example, the smartphone market is particularly difficult to forecast because it is new and is not well defined or understood. There appears to be several different segments within the market, and it is very difficult to predict which products will sell well. If we and our licensees fail to properly position products for the right segments, we might fail to achieve our growth objectives.

To compete in the mobile phone and other new markets, we expect to enhance our product portfolio by licensing additional technologies or acquiring businesses, an example of which is our recent acquisition of CMS. However, we cannot assure you that we will be able to successfully license or acquire technologies or businesses, that we will be able to negotiate favorable terms or that we will be able to generate sufficient revenues to offset the additional costs. If we are unable to do so, our cost of license revenues and cost of sales will increase, and our gross margins could be materially impacted, which would adversely affect our business, results of operations and financial condition.

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

We depend on wireless carriers accepting our platform software intended for smartphones and feature phones.

The acceptance of smartphones and feature phones by the market is highly dependent upon the procedures of wireless carriers. Wireless carriers are relatively few in number and their qualification, network certification and adoption procedures are long and stringent. We have limited experience in developing platform software intended for use in smartphones that comply with such procedures. Our competitors already have established relationships with a number of the wireless carriers. We cannot assure you that we will succeed in developing platform software to enable our licensees’ products to meet wireless carriers’ procedures or that wireless carriers will accept or promote the success of our licensees’ products. If our licensees’ products do not comply with wireless carriers’ qualification, network certification and adoption procedures or if wireless carriers do not promote the success of our licensees’ products, our business will be harmed.

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

We operate in a highly competitive environment characterized by rapid technological changes, frequent new product and service introductions, evolving industry standards, and changing customer demands. The development of new products, such as our Linux based platform, and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. Our future success depends on our ability to develop and introduce in the mobile information device market new products and services that our customers and end users choose to buy. In addition, we rely heavily on the efforts of our licensees and third-party developers for the creation of new products and services based on Palm OS.

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

We could be prevented from selling or developing our software if the GNU General Public License and similar licenses under which such products are developed and licensed are not enforceable.

The Linux kernel and the mLinux operating system of our CMS subsidiary have been developed and licensed under the GNU General Public License and similar open source licenses. These licenses state that any program licensed under them may be liberally copied, modified and distributed. The GNU General Public License is also the subject of litigation in the case of The SCO Group, Inc. v. International Business Machines Corporation, pending in the United States District Court for the District of Utah. It is possible that a court in that litigation would hold these licenses to be unenforceable or that someone could assert a claim for proprietary rights in a program developed and distributed under them. Any ruling by a court that these licenses are not enforceable, or that Linux-based operating systems, or significant portions of them, may not be liberally copied, modified or distributed, would have the effect of preventing us from selling or developing all or a portion of our products based on such technologies.

The Palm OS platform and other software products may contain errors or defects, and may be vulnerable to computer viruses. Any or all of these could result in the rejection of our products and services and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims.

The Palm OS platform is complex and must meet stringent manufacturer and user requirements. We must develop our software products and services quickly to keep pace with the rapidly changing mobile information device market. Products and services as sophisticated, as ours are likely to contain undetected errors or defects, particularly when first introduced or when new models or versions are released. These errors or defects may include vulnerability to computer viruses. For example, the 29A virus-writing group created the Duts and Cabir viruses to infect devices running Pocket PC and Symbian OS, respectively. Cabir was subsequently incorporated into a malicious worm program distributed for Symbian phones. Palm OS may not be free from errors or defects after commercial shipments by our licensees have begun, which could result in the rejection of products and services based on Palm OS, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty and indemnity claims, which could harm our business, results of operations and financial condition. The threat of a virus could also discourage wireless carriers from offering smartphones, which will impact the growth of our markets.

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

palmOne and PalmSource are defendants in a civil action brought by Xerox Corporation in 1997 relating to the Graffiti handwriting recognition software then used in handheld computers using Palm OS, which is more fully described in Note 13, Litigation. As part of our separation agreements with palmOne, palmOne has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation. In 2002, we licensed certain technology, that we used to create an alternative handwriting recognition system for use in Palm OS, referred to as Graffiti 2, and which we now offer to all of our licensees. At the end of 2002, we began offering this alternative software to our existing licensees, and disclaimed responsibility for any damages resulting from any shipments after that time of the original versions of Graffiti handwriting recognition software by our licensees. As part of our separation agreements, palmOne is required to indemnify us for certain damages that we may incur due to the Xerox litigation. If palmOne is not successful in the Xerox litigation and is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements, if palmOne is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, we will be required to pay any shortfall amounts. Any such payment by us does not, however, relieve palmOne of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, and while palmOne has prevailed at the current stage of the litigation on those claims made by Xerox, if it is not ultimately successful in the litigation, damages could be substantial. While we believe that there are adequate defenses to the claims made by Xerox, we cannot assure you that palmOne will be successful or that an adverse outcome will not significantly harm, our business, results of operations and financial condition would be significantly harmed, and we may be rendered insolvent.

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

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, the SCO Group, Inc., or SCO, has publicly alleged that certain Linux kernels, similar to those used in the mLinux operating system developed by CMS, contain unauthorized UNIX code or derivative works of that UNIX code, and in which SCO claims copyright ownership. While SCO, to date, has not asserted a claim of infringement against CMS uncertainty concerning SCO’s allegations, regardless of their merit, could adversely affect sales of CMS’ products. If SCO were to prevail in this or other actions related to its claims regarding Linux, our business could be materially and adversely affected.

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

In addition, certain products or technologies acquired or developed by us, including for example the Linux-based products of our CMS subsidiary, may incorporate so-called “open source” software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software because, among other reasons:

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

We license third-party software for our software as well as provide software development tools to enable applications to be written for the Palm OS platform. In addition to third-party licensed software, we may enter into development agreements with certain licensees of the Palm OS platform whereby a licensee will develop a specific feature for the Palm OS platform that we will then own and may later incorporate into new releases of the Palm OS platform. Our ability to release and sell our products could be seriously harmed if the third-party technology is not delivered to us in a timely manner and we are unable to obtain alternative technology to use in our products. As a result, our product shipments could be delayed or our offering of features could be reduced, which could adversely affect our business or results of operations. In addition, our reputation and business could be harmed and we could incur damages if third-party licensed software contains errors or defects that are not discovered and fixed prior to release of our products. Further, a third-party developer may improperly use or disclose the developed software, which could adversely affect our competitive position. Because we license some of our development tools from third parties, our business would suffer if we could no longer obtain those tools from those third parties or if the tools developers wanted to use were not available. If we were unable to offer technology that our licensees need to build successful Palm Powered products, which we obtain by licensing the technology from third parties or developing it internally, then our business would suffer.

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

We continually evaluate the strengths and weaknesses of our operations. In connection with this evaluation, we may decide to reduce or realign our available resources and, as a result, shut down or sell business lines that do not fit into our long-term business plan. For example, in June 2005, August 2004 and February 2003, we reduced our worldwide headcount by approximately 40, 16 and 60 regular employees, respectively, and in August 2003, we sold our Palm Digital Media product line to PalmGear. If we reduce headcount in the future, we will incur significant severance and termination costs and other related expenses that could harm our business before we were to receive any benefit, if at all, from the reduced headcount expenses. If we shut down any of our business lines in the future, we may incur costs or charges, receive less in the sale than such assets are worth, disrupt customer goodwill or lose revenue streams in connection with such a restructuring that could harm our business before we were to receive any benefit, if at all, from the restructuring. In addition, we may introduce changes to our pricing model, and these changes may not result in increased or even the same level of revenues in the timeframes that we anticipate, or at all.

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

We rely upon the continued service and performance of a relatively small number of key technical and senior management personnel. As a result of our recent restructuring, a number of operating functions have been consolidated under a few key employees. Our future success depends on our retention of these key employees, such as our key executives and technical personnel. None of our key technical or senior management personnel is bound by employment or non-competition agreements, and, as a result, any of these employees could leave with little or no prior notice and compete against us. We are not the beneficiary of any life insurance policies on any of our personnel. We may not be able to provide our key technical and senior management personnel with adequate incentives to remain employed by us. The loss of any of them could have a material adverse affect on our business, results of operations and financial condition.

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

In recent quarters, we have initiated reductions in our workforce of both employees and contractors to balance the size of our employee base with our current and anticipated revenue base. These reductions have resulted in reallocations of employee duties, which could result in employee and contractor uncertainty. These and any future reductions in our workforce could make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products and services in a timely fashion and negatively affect our business. We cannot assure you that we will be able to hire and retain a sufficient number of qualified personnel to meet our business objectives. We have outsourced or relocated offshore certain engineering projects to reduce development costs, and we expect to continue this practice in the future. This may make it difficult to motivate and retain the experienced employees and contractors in our higher cost development centers, which would affect our ability to deliver products and services in a timely fashion and could have a material adverse affect on our business.

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

In January 2005, we acquired CMS, which is a company organized under the laws of The Peoples’ Republic of China, or PRC, and whose assets are located in China. As such, CMS is subject to many of the risks of doing business internationally described above under “Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations.” Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us.

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

Since the distribution, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Recent regulatory changes could make it more difficult or expensive for us to grant stock options to employees. For example, in December 2004 the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment” (revised 2004). Statement 123(R) will require us to measure all stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning of fiscal 2007. In addition, new regulations implemented by the Nasdaq National Market generally requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

In the event we are unable to satisfy regulatory requirements relating to internal control, or if these internal control over financial reporting are not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal control over financial reporting. We have recently completed our evaluation of our internal control over financial reporting and our independent registered public accounting firm will publicly attest to such evaluation. While our evaluation resulted in our conclusion that as of June 3, 2005 our internal control over financial reporting was effective, we cannot predict the outcome of our testing in the future periods. If we are unable to assert that our internal control over financial reporting are effective in any future period (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control), we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

We are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Currently, we do not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations. Our recent acquisition in China increases our exposure to foreign exchange risk in China’s currency, Yuan. We do not anticipate any material effect on our consolidated financial position due to our current exchange risk management strategy.

Interest Rate Risk

We currently maintain an investment portfolio of cash equivalents, short-term and long-term investments primarily in government obligations and money market funds. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase substantially. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10% from levels at May 31, 2005 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.1 million as of May 31, 2005, due to decline in the value of the entity that we determined to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience further declines in the value of our investment or even lose the entire value of the investment.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PalmSource, Inc.:

We have completed an integrated audit of PalmSource, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 3, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PalmSource, Inc. and its subsidiaries at June 3, 2005 and May 28, 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 3, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 3, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 3, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded CMS from its assessment of internal control over financial reporting as of June 3, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded CMS from our audit of internal control over financial reporting. CMS is a wholly owned subsidiary whose total assets and total revenues represent 13% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 3, 2005.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 17, 2005

Management’s Report on Internal Control over Financial Reporting

Management of PalmSource, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting at June 3, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at June 3, 2005, the Company’s internal control over financial reporting was effective.

Management has excluded CMS from its assessment of internal control over financial reporting as of June 3, 2005 because it was acquired by the Company in a purchase business combination in January 2005. CMS is a wholly-owned subsidiary of the Company whose total assets and total revenues represent 12.7% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 3, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting at June 3, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

The evaluation by the Chief Financial Officer and the interim Chief Executive Officer did not identify any change over our internal control over financial reporting that occurred during the quarter ended June 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

By:	/s/ PATRICK MCVEIGH
Name: Title:	Patrick McVeigh Interim Chief Executive Officer

By:	/s/ JEANNE SEELEY
Name: Title:	Jeanne Seeley Chief Financial Officer and Treasurer

PALMSOURCE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended May 31,
	2003	2004	2005
Revenues:
Related party license and royalty	$49,066	$24,927	$2,025
Third-party license and royalty	18,379	42,563	65,461

Total license and royalty	67,445	67,490	67,486
Related party support and service	1,473	605	345
Third-party support and service	4,496	5,022	4,080

Total support and service	5,969	5,627	4,425

Total revenues	73,414	73,117	71,911

Cost of revenues:
License and royalty	7,539	4,038	3,052
Support and service	2,682	2,136	1,867

Total cost of revenues	10,221	6,174	4,919

Gross margin	63,193	66,943	66,992

Operating expenses:
Research and development	39,795	33,885	31,700
Sales and marketing	17,187	19,381	19,646
General and administrative	12,794	19,446	19,978
Amortization of intangibles	411	163	131
Restructuring charges and employee termination benefits	2,188	—	3,233
Executive severance	—	—	2,527
Separation costs	5,024	6,867	18

Total operating expenses	77,399	79,742	77,233

Loss from operations	(14,206)	(12,799)	(10,241)
Interest expense	(507)	(654)	(31)
Interest and other income (expense), net	(4,627)	(264)	1,187
Gain on sale of an asset	—	—	26,693
Gain on early extinguishment of debt	—	—	1,875

Income (loss) before income taxes	(19,340)	(13,717)	19,483
Income tax provision	2,420	1,530	1

Net income (loss)	$(21,760)	$(15,247)	$19,482

Basic net earnings (loss) per share	$(2.18)	$(1.40)	$1.30

Shares used in computing basic net earnings (loss) per share	10,000	10,878	14,980

Diluted net earnings (loss) per share	$(2.18)	$(1.40)	$1.27

Shares used in computing diluted net earnings (loss) per share	10,000	10,878	15,323

The accompanying notes are an integral part of these consolidated financial statements.

PALMSOURCE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	May 31, 2004	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$27,144	$22,228
Short-term investments	43,057	35,088
Accounts receivable, net of allowance of $100 and $100, respectively	6,038	11,583
Receivable from palmOne	—	6,186
Prepaids and other	2,124	2,099

Total current assets	78,363	77,184
Restricted investments	1,680	121
Property and equipment, net	2,281	6,950
Goodwill	52,845	72,759
Intangible assets, net	111	2,359
Long-term investments	16,733	14,418
Long-term receivable from palmOne	—	13,453
Other assets	779	620

Total assets	$152,792	$187,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,494	$2,866
Deferred revenue	8,296	6,854
Accrued employee termination benefits	—	2,718
Other accrued liabilities	7,625	9,175

Total current liabilities	18,415	21,613

Non-current liabilities:
Deferred revenue and other	10,386	11,586
Long-term convertible subordinated note	15,000	—

Commitments and contingencies (Notes 7 and 13)

Stockholders’ equity:
Common stock, $.001 par value, authorized: 950,000 shares; outstanding: 15,103 and 16,807 shares, respectively	15	17
Additional paid-in capital	165,835	189,619
Accumulated other comprehensive loss	259	287
Unearned stock-based compensation	(5,754)	(3,376)
Accumulated deficit	(51,364)	(31,882)

Total stockholders’ equity	108,991	154,665

Total liabilities and stockholders’ equity	$152,792	$187,864

The accompanying notes are an integral part of these consolidated financial statements.

PALMSOURCE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Unearned Stock-Based Compensation	Total
	Shares	Amount
Balances, May 31, 2002	10,000	10	62,831	(14,357)	(185)	—	48,299
Components of comprehensive loss:
Net loss	—	—	—	(21,760)	—	—	(21,760)
Net unrecognized gain (loss) on available for sale investment	—	—	—	—	29	—	29
Cumulative translation adjustments	—	—	—	—	604	—	604

Total comprehensive loss	—	—	—	—	—	—	(21,127)
Transfer of stock-based compensation from Palm, Inc.	—	—	546	—	—	—	546
Net transfers from Palm, Inc.	—	—	1,484	—	—		1,484
Distribution to Palm, Inc.	—	—	(2,922)	—	—	—	(2,922)

Balances, May 31, 2003	10,000	10	61,939	(36,117)	448	—	26,280
Components of comprehensive loss:
Net loss	—	—	—	(15,247)	—	—	(15,247)
Net unrealized gain (loss) on available-for-sale investment	—	—	—	—	(247)	—	(247)
Cumulative translation adjustments	—	—	—	—	58	—	58

Total comprehensive loss	—	—	—	—	—	—	(15,436)
Restricted stock grants	958	1	14,886	—	—	(14,887)	—
Amortization of unearned stock-based compensation	—	—	—	—	—	9,133	9,133
Transfer of stock-based compensation from Palm, Inc.	—	—	(14)	—	—	—	(14)
Conversion of Series A redeemable convertible preferred stock	667	1	19,999	—	—	—	20,000
Issuance of long-term convertible subordinated note	—	—	(15,000)	—	—	—	(15,000)
Capital contribution by Palm, Inc.	—	—	26,000	—	—	—	26,000
Stock issued under employee stock purchase plan	28	—	438	—	—	—	438
Net proceeds from public offering of common stock	3,450	3	57,433	—	—	—	57,436
Net transfers from Palm, Inc.	—	—	154	—	—	—	154

Balances, May 31, 2004	15,103	$15	$165,835	$(51,364)	$259	$(5,754)	$108,991
Components of comprehensive income:
Net income	—	—	—	19,482	—	—	19,482
Net unrealized gain on available-for-sale investment	—	—	—	—	20	—	20
Cumulative translation adjustments	—	—	—	—	8	—	8

Total comprehensive income	—	—	—	—	—	—	19,510
Restricted stock grants	45	—	710	—	—	(710)	—
Accelerated vesting of restricted stock	—	—	25	—	—	—	25
Amortization of unearned stock-based compensation	—	—	—	—	—	7,069	7,069
Issuance of stock for acquisition of CMS, Ltd.	1,508	2	21,445	—	—	(3,579)	17,868
Inducement restricted stock grants	40	—	402	—	—	(402)	—
Restricted stock issued and vested	10	—	100	—	—	—	100
Stock option exercise	5	—	104	—	—	—	104
Stock issued under employee stock purchase plan.	96	—	1,039	—	—	—	1,039
Offering expense from public offering of common stock	—	—	(41)	—	—	—	(41)

Balances, May 31, 2005	16,807	$17	$189,619	$(31,882)	$287	$(3,376)	$154,665

The accompanying notes are an integral part of these consolidated financial statements.

PALMSOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended May 31,
	2003	2004	2005
Cash flows from operating activities:
Net income (loss)	$(21,760)	$(15,247)	$19,482
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,122	2,409	1,990
Gain on sale of an asset	—	—	(26,693)
Stock-based compensation transferred from Palm, Inc.	546	(14)	—
Stock-based compensation expense	—	9,133	7,196
Deferred income taxes	350	1,216	357
Loss on disposal of equipment	148	—	—
Gain on early extinguishment of debt	—	—	(1,875)
Impairment of equity investment recorded at cost	3,206	483	162
Changes in assets and liabilities, net of effect of acquisition:
Receivable from related parties	1,513	5,132	—
Accounts receivable	545	(5,455)	(5,072)
Prepaids and other	457	(894)	(250)
Accounts payable	101	(519)	186
Payable to Palm, Inc.	(3,840)	(1,911)	—
Deferred revenue	(634)	(5,532)	(2,731)
Accrued restructuring	(1,446)	(349)	2,718
Other accrued liabilities	4,779	(2,991)	735

Net cash used in operating activities	(8,913)	(14,539)	(3,795)

Cash flows from investing activities:
Purchase of property and equipment	(3,275)	(786)	(3,431)
Business combinations, net of cash acquired	—	—	(4,417)
Proceeds from sale of assets	—	386	7,500
Unrealized gain/loss on available-for-sale securities	—	—
Purchase of investments	(211,000)	(282,037)	(202,975)
Sale of investments	187,000	246,000	213,400
Purchases of restricted investments	(120)	—	1,578

Net cash provided by (used in) investing activities	(27,395)	(36,437)	11,655

Cash flows from financing activities:
Net cash transfers from Palm, Inc.	1,484	6,000	—
Capital contributions from (distribution to) Palm, Inc.	(2,922)	—	—
Net proceeds from public offering	—	58,684	—
Public offering expenses	—	(538)	(751)
Payment of convertible subordinated note	—	—	(13,125)
Stock issuance under employee stock purchase plan	—	438	1,039
Option Exercise	—	—	104
Sale of Series A redeemable convertible preferred stock	20,000	—	—
Note payable to Palm, Inc.	—	—	—
Other, net	499	—	—

Net cash provided by (used in) financing activities	19,061	64,584	(12,733)

Effect of exchange rate changes on cash	24	71	(43)

Change in cash and cash equivalents	(17,223)	13,679	(4,916)
Cash and cash equivalents, beginning of period	30,688	13,465	27,144

Cash and cash equivalents, end of period	$13,465	$27,144	$22,228

Other cash flow information:

Cash paid for income taxes	$1,995	$11	$337

Supplemental disclosure of non-cash activities:
Contribution of note payable to Palm, Inc.	$—	$20,000	$—
Conversion of Series A redeemable convertible preferred stock to common stocks	$—	$(20,000)	$—
Assumption of convertible subordinated note	$—	$(15,000)	$—
Issuance of stock for acquisition of CMS	$—	$—	$17,868

The accompanying notes are an integral part of these consolidated financial statements.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background and Basis of Presentation

PalmSource, Inc. (PalmSource) is a leading developer and licensor of software for mobile information devices. Our software platform, Palm OS, consists of operating system software and software development tools that operate the features and functions on PDAs, smartphones and other handheld devices such as industrial and industry-specific PDAs used in education, healthcare and hospitality industries.

The Company was incorporated in Delaware on December 3, 2001, as a wholly owned subsidiary of Palm, Inc. (“Palm”). On October 28, 2003, Palm distributed on a pro-rata basis all of the outstanding shares of PalmSource common stock to Palm stockholders, an event referred to in this document as the distribution.

PalmSource and Palm have entered into various agreements detailing the provisions of the distribution of PalmSource from Palm and related tax, transition services and employee matters. See Note 14 for additional discussion. Transactions between PalmSource and Palm have been identified in the financial statements as transactions between related parties for the fiscal year ending 2003 and through the distribution in fiscal year 2004.

In January 2005, we acquired China MobileSoft Ltd. (CMS), a Nanjing China-based developer and licensor of software for mobile phones. Through this acquisition, we gained local sales and marketing resources, and a suite of applications and software platforms that address the mobile phone opportunity in China, which is the largest market for mobile phones in the world. Additionally, the acquisition brought us, highly skilled engineering resources in a low cost environment that expand, as well as complement our product development efforts in Sunnyvale, California and Montpellier, France.

We currently have more than a dozen Palm OS licensees including palmOne Inc., LG Electronics, Garmin Ltd., Symbol Technologies Inc. and GSPDA. Additionally, as of June 3, 2005, we have 24 licensees shipping individual or bundled applications, such as a multi-media messaging service (MMS) client or wireless application protocol (WAP) browser into the China market. These licensees include: Haier Group, Konka Group Company Ltd, China TechFaith and Wireless Communication Technology Ltd.

Note 2. Significant Accounting Policies

Fiscal Year

PalmSource’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal years 2003 and 2004 each contained 52 weeks. Fiscal year 2005 contained 53 weeks. PalmSource’s fiscal quarters end on a Friday and are thirteen weeks in length except the fourth fiscal quarter of 2005 was 14 weeks in length. For presentation purposes, the periods have been presented as ending on May 31.

Use of Estimates in the Preparation of Consolidated Financial Statements

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

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

In the third quarter fiscal 2005, the Company had determined that it was appropriate to classify its investment in auction-rate securities as short-term investments. These investments were included in cash and cash equivalents in previous Form 10-K filing and registration statement on Form S-1 for periods ending May 31, 2003 and 2004 ($24 million and $18 million at May 31, 2003 and 2004, respectively), and such amounts have been reclassified to conform to the current period classification. This change in classification had no effect on the amounts of previously reported under the headings of, “total current assets”, “total assets”, “net income” or “cash flow from operations” of the Company. The following table summarizes the balance sheet amounts as previously reported and as reclassified (dollars in thousands):

Year ended May 31,	As Reported			As Reclassified:
	Cash & Cash Equivalents	Short-Term Investments	Total	Cash & Cash Equivalents	Short-Term Investments	Total
2004	$45,144	$25,057	$70,201	$27,144	$43,057	$70,201
2003	$37,465	0	$37,465	$13,465	$24,000	$37,465

The following table summarizes the amounts in Cash Flow Statements as previously reported and as reclassified (dollars in thousands):

	As Reported			As Reclassified:
Year ended May 31,	Purchase of Available for Sale Securities	Sales / Maturities of Available for Sale Securities	Total	Purchase of Available for Sale Securities	Sales / Maturities of Available for Sale Securities	Total
2004	$(42,037)	—	$(42,037)	$(282,037)	$246,000	$(36,037)
2003	—	—	—	$(211,000)	$187,000	$(24,000)

Principles of Consolidation

The consolidated financial statements include the accounts of PalmSource and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash equivalents comprise money market accounts and highly liquid debt investments acquired with remaining maturities of three months or less at the time of purchase. The carrying value of cash equivalents approximates their current fair market value.

Short-Term and Long-Term Investments

Investments with maturities greater than three months and less than one year are classified as short-term investments. Investments with maturities greater than one year are classified as long-term investments. PalmSource short-term investments consist of money market funds, U.S. government and agency obligations and other debt securities. Auction rate debt securities with interest rates that reset in less than three months but with maturity dates longer than three months, are classified as short-term investments. All such investments have been classified as “available-for-sale” and are carried at fair value. Unrealized gains and losses, net of taxes reported, are recorded as a component of accumulated other comprehensive income (loss). The cost of debt security is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value that are considered to be other than temporary, are included in interest and other income (expense), net, in the Consolidated Statements of Operations. There have been no declines in value that are considered to be other than temporary for the years ended May 31, 2004 and 2005.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments, which potentially subject PalmSource to significant concentrations of credit risk, consist principally of accounts receivable. Sales to customers are predominately denominated in U.S. dollars. While a significant portion of PalmSource’s accounts receivable is concentrated with a few customers as shown below, generally credit risk is mitigated on the basis that the Company’s customer base is comprised of well-established companies. PalmSource generally sells on open account and performs periodic credit evaluations of its customers’ financial condition. The Company has historically not experienced significant losses from its accounts receivable. The allowance for doubtful accounts is $0.1 million at May 31, 2004 and 2005.

The following individual customers accounted for 10% or more of total revenues for the fiscal periods ended:

	Year Ended May 31,
	2003	2004	2005
Palm and palmOne	54%	53%	65%
Sony	15%	11%	3%

Receivables from related parties in the combined and consolidated financial statements at May 31, 2003 included receivables from Palm and Sony. The outstanding receivable from Palm/palmOne was $5.1 million, $5.2 million and $6.2 million at May 31, 2003, 2004 and 2005, respectively. The outstanding receivable from Sony was $0.1 million, $0 and $2.3 million at May 31, 2003, 2004 and 2005, respectively. No other individual customer accounted for 10% or more of gross accounts receivable at May 31, 2004 or 2005.

Restricted Investments

Restricted investments consist of certificates of deposit with maturities of three months or less. These investments serve primarily as collateral for certain leases and are restricted as to withdrawal. Restricted investments are held in brokerage accounts in PalmSource’s name.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Costs related to internal use software are capitalized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalized $0.7 million and $0.6 million related to internal use software during the year ended May 31, 2004 and 2005, respectively. Depreciation and amortization are computed over the shorter of the estimated useful lives, lease or license terms on a straight-line basis (generally three to five years).

Goodwill

Goodwill represents the excess of purchase price over fair value of tangible and intangible assets acquired in an acquisition. PalmSource adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets on June 1, 2001, and upon adoption, reclassified acquired workforce to goodwill and ceased amortization of goodwill. PalmSource evaluates the recoverability of goodwill annually, or more frequently if there are indicators such assets may be impaired. The impairment review involves comparing the reporting unit’s fair value to its carrying value. PalmSource has one reporting unit. If the unit’s fair value exceeds the carrying value, no further work would be performed and no impairment charge would be necessary. If the unit’s carrying value exceeds the unit’s fair value, an allocation of the fair value of the reporting unit to the identifiable tangible and non-goodwill intangible assets and liabilities is needed. This would derive an implied

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value for the reporting unit’s goodwill, which is compared with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the goodwill, an impairment loss would be recognized for the excess.

Long-Lived Assets

Long-lived assets, including identifiable intangible assets and property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable based on the estimated undiscounted future cash flows resulting from the use of the assets and its eventual disposition. When any such impairment exists, the related assets are written down to fair value.

Identifiable intangible assets are amortized using the straight-line method over estimated useful lives ranging from two to five years.

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

Equity Investments

Investments in equity securities with readily available fair values are classified as available-for-sale and recorded at cost with subsequent unrealized gains or losses included as a component of other comprehensive income (loss). Investments in equity securities whose fair values are not readily available and for whom PalmSource does not have the ability to exercise significant influence over the investee’s operating and financial policies are recorded at cost. PalmSource evaluates its investments in equity securities on a regular basis and records an impairment charge to interest and other income (expense) when the decline in the fair value below the cost basis is judged to be other-than-temporary. For these investments, management reviews the company’s cash position, recent financing activities, financing needs, earnings/revenue trends, operational performance, management/ownership changes and competition to determine whether a decline in fair value is other than temporary. At May 31, 2004 and 2005, PalmSource had one investment in a privately held company with a fair value of $0.3 million and $0.1 million, respectively, included in other assets. The Company recognized a charge of $0.5 million during the year ended May 31, 2004 and $0.2 million during the year ended May 31, 2005 for an other-than-temporary impairment of this investment.

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

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising

Advertising costs consist of direct expenses and, are expensed as incurred and were $1.8 million, $1.7 million and $0.7 million for fiscal years 2003, 2004 and 2005, respectively.

Restructuring Costs and Employee termination benefits

Effective for the fourth quarter of fiscal year 2005, employee termination benefits were recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43. The change was made because the Company has a policy to pay severance benefits to employees that are involuntarily terminated, and the Company’s past practice was sufficient to warrant the presumption that this was understood by the employees. A charge related to employee severance benefits is recorded when the facts indicated that the liability is probable and the amount of the liability is reasonably estimable.

Previously in the first quarter of fiscal year 2005, in accordance with Statement of Financial Accounting Standards, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded liabilities for costs associated with exit or disposal activities when the liability was incurred instead of at the date of commitment to an exit or disposal activity.

Separation Costs

Separation costs consist of costs related to the separation of PalmSource from Palm and the proposed distribution of the outstanding shares of PalmSource’s common stock to Palm’s stockholders, such as consulting and professional fees.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

For periods prior to the Separation Date until the distribution on October 28, 2003, PalmSource’s operating results have been included in Palm’s consolidated U.S. income tax return and consolidated, combined or unitary state income tax returns and in tax returns of certain foreign subsidiaries. The provision for income taxes in PalmSource’s consolidated financial statements has been determined, prior to separation, on a separate-return basis and post separation, on a stand-alone filing basis. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized by the Company. Income tax provision, for the years presented, consists principally of non U.S. withholding taxes and research and development credits in France.

Foreign Currency Translation

For foreign subsidiaries with their local currency as their functional currency, assets and liabilities are translated to U.S. dollars, at year-end exchange rates as of the balance sheet date, and revenues, expenses, gains and loses are translated at average exchange rates during the year. Resulting foreign currency translation adjustments are included as a component of other accumulated comprehensive income (loss).

For PalmSource entities with the U.S. dollar as the functional currency, foreign currency denominated assets and liabilities are remeasured to U.S. dollars at the year-end exchange rates except for non-monetary balance sheet items, which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency remeasurement of $0.4 million, $0.1 million and $17,000 in fiscal years 2003, 2004 and 2005, respectively, are included in interest and other income (expense) in the consolidated statements of operations.

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

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended May 31,
	2003	2004	2005
Net income (loss), as reported	$(21,760)	$(15,247)	$19,482
Add: Stock-based compensation included in reported net loss	1,597	9,143	7,196
Less: Stock-based compensation expense determined under fair value method for all awards	(10,931)	(12,690)	(27,864)

Pro forma net loss	$(31,094)	$(18,794)	$(1,186)

Net income (loss) per share, as reported—basic	$(2.18)	$(1.40)	$1.30

Net income (loss) per share, as reported—diluted	(2.18)	(1.40)	1.27

Pro forma net loss per share—basic and diluted	$(3.11)	$(1.73)	$(0.08)

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

Net Income (Loss) Per Share

For periods prior to the distribution of all of the outstanding shares of PalmSource’s common stock owned by Palm to Palm’s stockholders on October 28, 2003, basic and diluted net loss per share amounts have been computed by dividing the net loss for the period by the 10,000,000 shares of PalmSource common stock outstanding after the incorporation of PalmSource in Delaware, adjusted for the re-capitalization of the authorized and outstanding Series A preferred stock into Class C Common Stock, the 1,000-for-1 conversion of the PalmSource common stock held by Palm and the one-for-five reverse stock split.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic net income (loss) per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding and potentially dilutive shares. Potentially dilutive shares consist of stock options and common stock subject to repurchase, calculated using the treasury stock method, convertible preferred stock and convertible subordinated note, calculated using the if-converted method. Diluted net loss per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. The following potentially dilutive shares, stock options and outstanding shares of convertible preferred stock, restricted stock and convertible subordinated note were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the years ended May 31, 2003 and 2004 of 431,000 and 749,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss plus net unrealized gains (losses) on investments and foreign currency translation adjustments.

Effects of Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides a three-step impairment model for determining whether an investment is other-than-temporarily impaired and requires the Company to recognize such impairments as an impairment loss equal to the difference between the investment’s cost and fair value at the reporting date. The effective date of the recognition and measurement guidance has been delayed by the EITF. The Company does not believe that the adoption of EITF 03-1 will have a material effect on its financial statements.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. Although we have not yet completed our evaluation of the impact of the repatriation provisions of the Jobs Act, the company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. For more information regarding the repatriation of foreign earnings, refer to Note 10 of the Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. Under the terms of SFAS 123R the fair value of any equity award will be estimated at the grant date and this fair value will be recognized as compensation cost over the service period for all awards that are subject to a vesting period. SFAS 123R requires that fair value be estimated using an option pricing model that takes into account at least the following items—the exercise price, the expected term of the option, the current price of the underlying share, the expected volatility of the price of the underlying share, the expected dividends on the underlying share and the risk free rate of interest. The statement will be effective for the Company beginning in fiscal 2007. The Company is currently evaluating the effect that SFAS 123R will have on its financial statements.

On March 29, 2005, the SEC issued Staff Accountants Bulletin (SAB) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEC’s views regarding the valuation of share-based payments arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payments transactions with nonemployees, the transition from nonpublic to public entity status, valuations methods (including assumptions such as expected volatility and expected term), the accounting of certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements” and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on our consolidated financial statements.

Note 3. Acquisitions and Dispositions

Acquisitions

On January 28, 2005, the Company completed the acquisition of all of the outstanding stock of CMS, a Chinese mobile phone software company with business operations headquartered, through its wholly-owned subsidiary MobileSoft Technology (Nanjing) Co, Ltd. (MTN), in China. The acquisition of CMS is expected to further extend PalmSource’s leadership as a software provider for phones and mobile devices worldwide. In consideration of the acquisition, the Company issued 1,508,010 shares of the Company’s common stock valued at $21.4 million. Of the total shares issued, the Company restricted an aggregate of 347,859 shares valued at $3.6 million for certain executives. These shares were not included in the net purchase price and will be recorded as compensation expense in future periods. These shares will vest every six months over a twenty-four month period following the acquisition closing date. The Company also had an outstanding loan to CMS valued at $1.5 million and incurred $2.7 million in transaction fees, consisting of legal, valuation, and accounting fees. The common stock issued was valued in accordance with EITF No. 99-12, using the average of the closing prices of the Company’s common stock on The Nasdaq National Market for the two days prior to measurement date and two days after the measurement date of December 8, 2004. The total purchase price is summarized below (in thousands).

Stock	$21,447
Value of loan	1,531
Transaction costs	2,661
Less: Restricted stock	(3,579)

Total purchase price	$22,060

As part of the purchase agreement, 20% of the shares of the Company’s common stock issued for the purchase are held in escrow for unknown liabilities that may have existed as of the acquisition date. The escrow shares are included as part of the purchase price in the Consolidated Balance Sheet as of February 28, 2005. One-

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third of the shares, less the amount of any pending or settled indemnification claims, will be released from escrow on the date that is 20 business days after completion of the audit of the Company’s 2005 financial statements, and issuance of the opinion thereon by the Company’s independent registered public accounting firm but in no event later than January 28, 2006. The remaining shares will be released from escrow on the date that is 20 business days after completion of the audit of the Company’s 2006 financial statements, and issuance of the opinion thereon by the Company’s independent registered public accounting firm but in no event later than January 28, 2007, subject to extension for any pending claims for indemnification.

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

The Company believes that the amount allocated to goodwill in the acquisition is primarily attributable to the future value and strategic importance of having a wholly-owned subsidiary in the China market.

The other intangible assets will be amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The existing technology is being amortized straight-line over an estimated useful life of three years, customer relationships are being amortized straight-line over an estimated useful life of five years, non compete agreements are amortized straight line over a two-year period, and

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tradenames are amortized straight-line over three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes. Results of operations and balance sheets for periods prior to the acquisition were not material to us and accordingly, pro forma results of operations have not been presented. Results of operations from the acquisition date have been included in the consolidated results of operations.

Dispositions

On August 29, 2003, PalmSource and PalmGear consummated certain transactions related to a stock purchase agreement, strategic alliance and service provider agreement and a brand license agreement between the parties. Prior to August 29, 2003, there was no pre-existing related party interest between PalmSource and PalmGear. In connection with the closing of the transactions, PalmSource sold its wholly-owned subsidiary whose assets comprised the Palm Digital Media product line to Palm Gear. In addition, as part of the strategic alliance, PalmGear agreed to support an online store, at PalmSource’s U.S. website, for Palm OS applications, and PalmSource provided PalmGear certain rights to a customer database. The initial term of the strategic alliance is three years. The total transaction fee from the above described transactions equaled $4.0 million. However, this amount is subject to a maximum $0.3 million contingent holdback based upon Palm Digital Media meeting certain financial metrics for the five month period ending January 31, 2004, thereby, resulting in current total proceeds of $3.7 million. In accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, PalmSource concluded that the entire arrangement represents a single unit of accounting, as there is an undelivered element for which objective and reliable evidence of fair value does not exist. Accordingly, $3.3 million, representing net proceeds of $3.7 million less the book value of net assets of $0.4 million transferred to PalmGear, is being recognized ratably over the three-year term of the arrangement. In addition, PalmSource is guaranteed additional future minimum fees from the strategic alliance and service provider agreement of $1.4 million over the three-year term of the arrangement.

Note 4. Balance Sheet Detail

Cash Equivalents and Investments:

Marketable securities classified as available-for-sale are summarized as follows as of May 31, 2005 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Money market funds	$7,407	$—	$—	$7,407
U.S. government and agency obligations	34,421	—	(196)	34,225
Commercial paper	3,135		—	3,135
Commercial bonds	9,075	—	(29)	9,046
Auction rate securities	10,200	—	—	10,200
Other debt securities	500	—	—	500

Total available-for-sale securities	$64,738	$—	$(225)	$64,513
Less: amounts classified as cash equivalent	(15,010)		(3)	(15,007)

	$49,728	$—	$(222)	$49,506

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable securities classified as available-for-sale are summarized as follows as of May 31, 2004 (in thousands):

	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
Money market funds	$23,650	$—	$—	$23,650
U.S. government and agency obligations	42,035	—	(245)	41,790
Auction rate securities	18,000	—	—	18,000
Other debt securities	—	—	—	—

Total available-for-sale securities	$83,685	$—	$(245)	$83,440
Less: amounts classified as cash equivalent	(23,650)	—	—	(23,650)

	$60,035	$—	$(245)	$59,790

Contractual maturities of marketable fixed-income securities (in thousands):

	As of May 31,
	2004	2005
Due in 1 year or less	$43,057	$35,088
Due in 1—5 years	16,733	14,418

Total marketable securities	$59,790	$49,506

Gross realized losses from sale of securities classified as available-for-sale and publicly held investments were $30,000, $1,000 and $0 in fiscal years 2003, 2004 and 2005, respectively. These losses have been recognized within other income and expense in the period to which they relate. For the purpose of determining gross realized gains and losses, the cost of securities is based upon specific identification.

PalmSource recorded an impairment on its private equity security of $3.2 million, $0.5 million and $0.2 million in fiscal years 2003, 2004 and 2005, respectively. The impairment represented the amount of other-than-temporary decline in value of the entire investment to $0.1 million at May 31, 2005.

Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	Useful life in years	May 31, 2004	May 31, 2005
Equipment and internal use software	2-5	$8,134	$8,787
Leasehold improvements	5	877	3,965
Furniture and fixtures	5	261	1,872

Total		9,272	14,624
Accumulated depreciation and amortization		(6,991)	(7,674)

		$2,281	$6,950

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense related to property and equipment was $2.2 million, $1.8 million and $1.6 million for the years ended May 31, 2003, 2004, and 2005, respectively.

During the fourth quarter of fiscal 2005, certain leasehold improvements, which were paid for by the landlord, were accounted for under the guidelines for the classification of landlord incentives discussed in the SEC Letter to Center for Public Company Audit Firms re: Certain Lease Issues dated February 7, 2005. As a result, the useful life of the lease was determined to be 5 years. In addition, the Company recorded leasehold improvements in of $3.2 million, a liability for deferred rent of $2.9 million, and an accrued liability of $0.3 million representing the net cash due to the landlord. The leasehold improvements and deferred rent will be amortized ratably over the useful life of the lease. The SEC guideline referenced above only applies to those situations where the landlord provides financing for tenant improvements as an incentive.

Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	May 31, 2004	May 31, 2005
Payroll and related expenses	$2,842	$4,064
Accrued legal expenses	1,460	1,129
Other	3,323	3,982

Total	$7,625	$9,175

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of May 31, 2002	$52,845
Goodwill acquired during the period	—

Balance as of May 31, 2003	52,845
Goodwill acquired during the period	—

Balance as of May 31, 2004	52,845
Goodwill acquired during the period	19,914

Balance as of May 31, 2005	$72,759

Intangible assets consist of the following (in thousands):

	Amortization Period	Gross Carrying Amount	May 31, 2004		Gross Carrying Amount	May 31, 2005
			Accumulated Amortization	Net		Accumulated Amortization	Net
Core technology	24-48 months	$13,909	$(13,798)	$111	$15,209	$(14,054)	$1,155
Non-compete covenants	6-24 months	840	(840)	—	1,090	(882)	208
Other	36-60 months	1,100	(1,100)	—	2,170	(1,174)	996

		$15,849	$(15,738)	$111	$18,469	$(16,110)	$2,359

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of acquired intangible assets as of May 31, 2005 is as follows (in thousands):

Estimated Amortization Expense
Year ending May 31, 2006	$782
Year ending May 31, 2007	740
Year ending May 31, 2008	504
Year ending May 31, 2009	200
Thereafter	133

Total	$2,359

All of PalmSource’s identifiable intangible assets are subject to amortization. On adoption of SFAS No. 142 on June 1, 2001, acquired workforce was reclassified as goodwill and no longer amortized.

Note 6. Debt

In October 2003, the Company entered into an agreement with Silicon Valley Bank for a $15.0 million revolving line of credit, but never made any borrowings under the line of credit. In May 2004, the revolving line of credit agreement with Silicon Valley Bank was terminated.

Following the distribution, PalmSource issued a $15.0 million convertible subordinated note to Texas Instruments, Inc. (“Texas Instruments”), bearing interest at 5% per annum and due December 6, 2006. The note does not require collateral but contains a list of events that will constitute a default resulting in the note becoming immediately due and payable. The note is convertible into PalmSource common stock at the option of the holder at any time on or before December 6, 2006 at a rate of 8.3654 shares of common stock for each $1,000 in principal. The Texas Instruments note was prepaid in June 2004.

Under the terms of the prepayment agreement, PalmSource paid approximately $13.1 million (plus accrued interest) of the original $15.0 million principal outstanding, resulting in a gain on the early extinguishment of the debt of approximately $1.9 million.

Note 7. Commitments

PalmSource leases its facilities under noncancellable operating lease agreements, which expire at various dates through 2010. Facility rent expense pursuant to these operating lease agreements was approximately $4.0 million, $2.9 million, and $2.5 million for the fiscal years, 2003, 2004 and 2005, respectively.

Future minimum payments under all noncancellable operating lease agreements as of May 31, 2005 are as follows (in thousands):

Years ending May 31,	Operating Leases
2006	$1,454
2007	1,398
2008	1,036
2009	1,006
2010	671

Total minimum lease and royalty payments	$5,565

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2002, PalmSource entered into two royalty agreements with third-party vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party vendor for certain licensed technology, which includes minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated.

Future minimum commitments under these agreements as of May 31, 2005 are as follows (in thousands):

Years ending May 31,	Minimum payments
2006	$903
2007	731
2008	439
2009	335

Total minimum lease and royalty payments	$2,408

PalmSource has certain payments due to palmOne under the business services and other agreements that were entered into with Palm in connection with the separation. The agreements with Palm also include certain indemnifications, including indemnifications of Palm under the tax sharing agreement, of any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of May 31, 2004 and May 31, 2005. (See Note 14, Transactions with Palm.)

Under the indemnification and warranty provisions of the Company’s standard software license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. The Company has never incurred significant expense under its product or services indemnifications or warranty provisions. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2004 or May 31, 2005.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. These indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002; however, new directors added under these arrangements will not be grandfathered. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of May 31, 2004 and 2005.

The Company had made certain acquisitions prior to the adoption of FIN No. 45. As part of an acquisition, the Company acquires all of a company’s stock or all of its assets and liabilities including assuming certain indemnification obligations that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of May 31, 2004 and 2005.

Note 8. Redeemable Convertible Preferred Stock

PalmSource’s board of directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of ownership. In December 2001, PalmSource issued 50,000 shares of Series A preferred stock to Palm. Effective May 9, 2002, PalmSource’s board of directors authorized a re-capitalization of the authorized and outstanding Series A, preferred stock into common stock and a simultaneous 1,000-for-1 stock split, resulting in 50,000,000 shares of PalmSource common stock issued and outstanding and owned by Palm, which was re-capitalized as 10,000,000 shares of PalmSource common stock via the one-for-five reverse stock split.

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

The holders of PalmSource’s common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Subject to the preferences that may be applicable to any outstanding preferred stock, the holders of the Company’s common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by PalmSource’s board of directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up, the holders of PalmSource’s common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding. The holders of PalmSource’s common stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to PalmSource’s common stock.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 30, 2003, the Company’s Board of Directors adopted the PalmSource 2003 Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees, including employees of participating subsidiaries, with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code. The Company has reserved a total of 580,000 shares of common stock, which includes 180,000 shares added in January, 2005 pursuant to the ESPP provision for annual increase, as adjusted for the one-for-five reverse stock split. As of May 31, 2005, 455,795 shares were available for issuance. Employees purchased 28,332 shares in fiscal 2004 and 95,873 shares in fiscal 2005.

Stock Option Plans

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan (“Equity Incentive Plan”) and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance units and (e) performance shares. Pursuant to the terms of the Equity Incentive Plan, the options may be granted at an exercise price of not less than 85% of the fair market value of our common stock on the grant date and have a term not exceeding ten years. In addition, the Equity Incentive Plan provides for annual increases in the number of shares available for grant on January 1st of each year, beginning in 2005, equal to the lesser of: (i) 5% of the outstanding shares of common stock on the immediately preceding date; (ii) 1,000,000 shares; or (iii) another amount determined by our board of directors.

The Company has reserved a total of 4,395,330 shares of its common stock, as adjusted for the one-for-five reverse stock split. This includes an increase of 760,036 shares pursuant to the annual increase provision and 9,000 shares from the Company’s 2001 Stock Option Plan which had been reserved but not granted pursuant to options under the PalmSource 2001 Stock Option Plan and returned to the PalmSource 2001 Stock Option Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Option Plan. During fiscal year 2004 and 2005, 2,666,144 and 1,338,078 options were granted and 2,108,374 and 381,574 were cancelled, respectively. During fiscal 2005, 5,625 options were exercised. No options were exercised during fiscal year 2004.

On March 17, 2004, PalmSource’s Board of Directors authorized a voluntary stock option exchange program for its employees. Commencing on April 1, 2004, the option exchange offer was made to all eligible employees for all vested and unvested options with exercise prices equal to or greater than $30.00 per share that were granted on or after November 7, 2003. On April 30, 2004, 956,040 options were cancelled under the option exchange program. On November 1, 2004 and January 7, 2005, 735,435 options and 72,093 options were granted

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the option exchange program at an exercise price per share of $20.33 and $12.23, respectively, the closing price of the common stock of the Company on the Nasdaq National Market on the date of grant. All new options vest as to one-third of the shares covered by such new options twenty-four weeks after the new option vesting start date and the remaining shares covered by such new options vest with respect to one-third of the shares covered by such new options forty-eight weeks after the new option vesting start date and with respect to one-third of the shares covered by such new options seventy-two weeks after the new option vesting start date.

On December 7, 2004, the Company’s Board of Directors authorized the 2004 Inducement Equity Incentive Plan (“Inducement Plan”). The Inducement Plan provides for the grant of the following types of incentive awards: (a) nonqualified stock options, (b) stock appreciation rights, (c) restricted stock, and (d) restricted stock units. The Company has reserved a total of 300,000 shares of its common stock for the Inducement Plan. During fiscal year 2005, 179,966 options were granted and 3,040 options were cancelled. No options were exercised during this period.

Certain PalmSource employees held options to purchase shares of Palm common stock granted under the Palm Stock Option Plan. Under the Palm Stock Option Plan, options are generally granted at not less than the fair market value at date of grant, typically vest over a one- to four-year period and expire ten years after the date of grant. The Palm Stock Option Plan also allows for the issuance of restricted stock awards, under which shares of common stock are issued at par value to key employees, subject to vesting restrictions. For restricted stock awards, compensation expense equal to the fair market value on the date of the grant is recognized over the vesting period. During the years ended May 31, 2003 and 2004, PalmSource recognized compensation expense of $2.1 million and $0.3 million, respectively, related to Palm restricted stock grants, including the guarantee of fair value of Palm restricted stock. As of the distribution date, PalmSource employees ceased to be employees of Palm or a subsidiary of Palm and in accordance with the terms of the plan, employees who had Palm restricted stock grants forfeited the unvested portion of such grants at the distribution date.

As of the distribution date, PalmSource employees ceased to be employees of Palm or a subsidiary of Palm, and in accordance with the terms of the Palm Stock Option Plan, PalmSource employees who have Palm stock options forfeited the unvested portion of such stock options on that date. The number of shares and the exercise price of vested Palm stock options held by PalmSource employees were adjusted at the distribution date using a conversion formula. The adjustment of the vested portion of Palm options were done in such a manner that (1) the aggregate intrinsic value of the options immediately before and after the distribution were the same, and (2) the ratio of the exercise price per option to the market value per share was not reduced. In accordance with the terms of the Palm Stock Option Plan, PalmSource employees generally had three months from the distribution date to exercise adjusted vested Palm stock options.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity of options held by PalmSource employees under the Palm and PalmSource stock option plans. Palm options for fiscal year 2004 are reported on a pre-converted basis, which is unadjusted for the distribution that occurred on October 28, 2003. PalmSource shares and weighted average exercise prices have been adjusted for the one-for-five reverse stock split of the issued and outstanding shares of common stock (in thousands, except exercise price):

	Palm stock options		PalmSource stock options
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, May 31, 2002	473	$228.38	1,189	$40.00
Granted	342	14.10	9	30.00
Exercised	(1)	12.81	—	—
Cancelled	(193)	207.27	(120)	40.00

Outstanding, May 31, 2003	621	117.47	1,078	39.92
Granted	201	16.29	2,666	30.29
Exercised	(121)	14.80	—	—
Cancelled	(701)	109.38	(2,108)	37.88

Outstanding, May 31, 2004	—	—	1,636	26.85
Granted	—	—	1,578	15.56
Exercised	—	—	(5)	18.42
Cancelled	—	—	(394)	27.80

Outstanding, May 31, 2005	—	$—	2,815	$20.50

The following table summarizes information about stock options outstanding at May 31, 2005 (in thousands, except number of years and per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Underlying Options	Weighted Average Exercise Price
$8.59 to $10.03	480	9.74	$9.67	0	$0.0
$10.05 to $18.12	220	9.48	12.08	27	12.77
$18.42	708	8.67	18.42	645	18.42
$18.70 to $20.25	85	8.93	19.73	49	20.04
$20.33	619	9.41	20.33	212	20.33
$20.59 to $30.00	192	8.76	22.95	54	24.32
$36.50 to $40.00	511	8.36	36.62	250	36.75

Total	2,815	9.04	$20.50	1,237	$22.64

Restricted Stock

On August 4, 2003, the Company, pursuant to the Board of Directors’ approval on June 30, 2003, issued restricted stock to certain key executives of the Company through a voluntary stock option exchange program, an option waiver program and a restricted stock bonus program.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table provides summary information regarding other restricted stock grants made by the Company:

Date of grant	Employee groups	Number of shares of restricted stock granted	Aggregate stock based compensation
November 7, 2003	Employees	30,572	$1.1 million
July 29, 2004	Certain key executives	50,268	$1.0 million
August 19, 2004	Consultant	10,000	$0.2 million
February 4, 2005	Employees	50,000	$0.4 million
April 28, 2005	Employee	15,000	$0.1 million

Each of these restricted stock grants are being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on the date of the grant.

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

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The employee and executive restricted stock awards issued in 2003 and 2004 vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The consultant restricted stock awards and the restricted stock granted on February 4, 2005 vest 25% on the grant date and thereafter 25% upon 6-month anniversary of the grant date, one-year anniversary of the grant date, and 18-month anniversary of the grant date. During fiscal years 2003, 2004 and 2005, the Company recognized stock compensation expense of $0 million, $9.1 million and $7.0 million, respectively, related to the above restricted-stock grants.

In September 2001, the Company’s former President and Chief Executive Officer, Mr. Nagel, received two restricted stock grants in aggregate of 7,500 shares of Palm common stock (as adjusted for Palm’s October 2002, 1-for-20 reverse stock split) under a two-year vesting schedule subject to vesting restrictions and a guarantee that the fair market value of the related 7,500 shares of Palm common stock would be at least $2.0 million at September 2003. The guaranteed amount was recorded ratably over the vesting period. As of May 31, 2003, the total fair market value of 7,500 shares of Palm common stock was approximately $0.1 million and $1.7 million was recorded as a liability related to this guarantee. Under the term of Mr. Nagel’s employment agreement, a cash payment was made on September 15, 2003 for approximately $1.9 million, the difference between $2.0 million and the fair market value of the 7,500 shares of Palm common stock on September 15, 2003.

SFAS No. 123 Assumptions and Fair Value

The fair value of each option grant during the years ended May 31, 2003, 2004, and 2005 reported above in Note 2, Significant Accounting Policies, was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Palm Stock Option Plans			Palm Employee Stock Purchase Plan
		2003	Period from June 1, 2003 to October 28, 2003		2003	Period from June 1, 2003 to October 28, 2003
Risk-free interest rate		2.4%	1.5%		2.3%	2.1%
Volatility		100%	100%		99%	100%
Option term (in years)		3.2	2.0		2.0	2.0
Dividend yield		0%	0%		0%	0%

	PalmSource Stock Option Plans			PalmSource Employee Stock Purchase Plan
	2003	2004	2005	2003	2004	2005
Risk-free interest rate	2.1%	2.7%	3.5%	—	1.9%	3.4%
Volatility	0%	100%	83%	—	100%	34%
Option term (in years)	2.5	3.7	3.54	—	1.9	1.25
Dividend yield	0%	0%	0%	—	0%	0%

The weighted average estimated fair value of Palm stock options granted during the year ended May 31, 2003 and for the period from June 1, 2003 to October 23, 2003 was $8.88 and $6.00 per share, respectively (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of shares granted under the Palm Employee Stock Purchase Plan during the year ended May 31, 2003 and for the period from June 1, 2003 to October 23, 2003 was $14.73 and $7.93 per share, respectively, (as adjusted for Palm’s October 2002 1-for-20 reverse stock split). The weighted average estimated fair value of PalmSource

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock options granted during the years ended May 31, 2003, 2004 and 2005 was $1.52, $20.54 and $9.20 per share respectively (as adjusted for PalmSource’s one-for-five reverse stock split). The weighted average estimated fair value of shares granted under the PalmSource Employee Stock Purchase Plan during the years ended May 31, 2004 and 2005 was $24.19 and $2.70 per share respectively (as adjusted for PalmSource’s one-for-five reverse stock split).

Public Offering

In early April 2004, PalmSource sold 3,450,000 shares of common stock at a public offering price of $18.00 per share. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds from the offering were approximately $57.4 million. PalmSource is using the net proceeds for working capital, capital expenditures, repayment of debt and other general corporate purposes. In addition, the net proceeds may be used to fund possible investments in, or acquisitions of, complementary businesses, products or technologies.

Note 10. Income Taxes

The Company has entered into a Tax Sharing Agreement with Palm. (See Note 14, Transactions with Palm.)

The income tax provision consists of the following (in thousands):

	Years Ended May 31,
	2003	2004	2005
Current:
Federal	$—	$—	$—
State	104	167	167
Foreign	1,966	147	(522)

Total current	2,070	314	(355)

Deferred:
Federal	306	1,064	247
State	44	152	109

Total deferred	350	1,216	356

Income tax provision	$2,420	$1,530	$1

The income tax provision differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	Years Ended May 31,
	2003	2004	2005
Tax computed at federal statutory rate	35.0%	35.0%	35.0%
Acquired in-process technology and non-deductible goodwill	(1.6)	—	1.5
Foreign taxes	(10.2)	(1.1)	(2.7)
Separation costs	(6.4)	(20.1)
Losses and credits not benefited	(28.4)	(23.2)	(36.8)
Other	(0.9)	(1.8)	3.0

Effective tax rate	(12.5)%	(11.2)%	(0.0)%

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant components of PalmSource’s deferred income tax assets are (in thousands):

	May 31, 2004	May 31, 2005
Deferred tax assets:
Reserves not currently deductible for tax purposes	$40	$1,139
Net operating loss carryforwards	5,068	8,619
Deferred expenses	8,977	6,645
Acquisition intangibles	3,872	2,986
Tax credit carryforwards	1,088	3,400
Impairment of equity investment	1,456	1,568
Deferred revenue	3,460	2,480
Other	314	381

Subtotal	24,275	27,218
Valuation allowance	(24,275)	(19,527)

Net deferred tax assets	—	7,691
Deferred tax liabilities:
Goodwill	(1,735)	(2,032)
Deferred gain on sale of investment	—	(7,751)

Total deferred tax liability	(1,735)	(9,783)

Total net deferred tax liabilities	$(1,735)	$(2,092)

For federal and state income tax purposes, the Company has net operating loss carryforwards of approximately $23.3 million and $8.6 million at May 31, 2005, respectively. If not utilized, the federal losses will begin to expire in 2022, while the state loss carryforwards will predominately start to expire in 2015. The Company also has foreign net operating losses of $3.4 million.

At May 31, 2005, the Company also had federal state research credit carryforwards of $0.9 million and $2.2 million, respectively. The federal credits will begin to expire in 2022, while the state credits carry forward indefinitely. Foreign tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

We have evaluated our deferred tax assets and concluded that a valuation allowance is required for that portion of the total deferred tax assets that are not considered more likely than not to be realized in the future periods. The valuation allowance reduces deferred tax assets to estimated realizable value due to PalmSource’s history of operating losses. The valuation allowance decreases by $57.7 million for the fiscal year ended May 31, 2004 and decreases by $4.7 million for the fiscal year ended May 31, 2005. The primarily reason for the decrease in the valuation allowance for fiscal 2005 was the release of valuation allowance for future taxable income related to the gain on the sale of PTHC, offset in part by the generation of losses and credits for which no benefit was recognized. The valuation allowance decreased during fiscal year 2004 as a result of our separation from Palm.

To the extent that the deferred tax assets with a valuation allowance became realizable in future periods, we will have the ability, subject to carryforward limitations, to benefit from these amounts. Approximately $1.3 million of these deferred tax assets pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Further, $2.2 million of acquired net operating losses, when recognized, will result in a reduction to goodwill.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have not provided for U.S. federal income and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of May 31, 2005, because such earnings are intended to be reinvested in the operations and potential acquisitions of our international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to applicable U.S. federal and state income taxes.

The American Jobs Creation Act of 2004 allows for a temporary repatriation of the undistributed earnings of or international subsidiaries at a reduced tax rate. We have not yet made any distributions from the earnings of our foreign subsidiaries under these provisions. Upon a determination of a reasonable estimate of the tax impact of a repatriation, if any, the appropriate tax expense will be recorded.

Note 11. Restructuring Charges and Employee Termination Benefits

In the fourth quarter of fiscal year 2005, PalmSource recorded a charge related to employee severance benefits of $2.7 million related to workforce reductions of 37 regular employees, primarily in the U.S. The charge was recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43. The charge was recorded in the fourth quarter because the Company has a policy to pay severance benefits to employees that are involuntarily terminated, and the Company’s past practice was sufficient to warrant the presumption that this was understood by the employees. Charge related to employee severance benefits was recorded when the facts indicated that the liability was probable and the amount of the liability reasonably estimable. Restructuring charge related to the implementation of actions to better align the Company’s expense structure with its revenues. The headcount reductions should be completed before the end of the first quarter of fiscal year 2006. The accrued costs of $2.7 million should be paid in cash primarily during the first quarter of fiscal year 2006.

In the first quarter of fiscal year 2005, PalmSource recorded a restructuring charge of $0.6 million related to restructuring actions which consisted of workforce reductions of approximately 16 regular employees, primarily in the U.S. The charge was recorded as incurred in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Charges for employee workforce reductions were recorded upon employee notification for employees whose required continuing service period is 60 days or less. Restructuring charges relate to the implementation of actions to better align the Company’s expense structure with its revenues. The headcount reductions were essentially complete during the first quarter of fiscal year 2005. The accrued costs of $0.5 million were paid the first half of fiscal year 2005 and the remaining amount of $0.1 million was reversed.

In the third quarter of fiscal year 2003, PalmSource recorded restructuring charges of $2.2 million related to restructuring actions which consisted of workforce reductions of approximately 60 regular employees, primarily in the U.S., facilities and property and equipment to be disposed of or removed from service. The charge was recorded as incurred in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Charges for employee workforce reductions were recorded upon employee notification for employees whose required continuing service period is 60 days or less. Restructuring charges relate to the implementation of a series of actions to better align the Company’s expense structure with its revenues. As of May 31, 2003, headcount reductions were essentially complete. The remaining accrued costs of $0.3 million were paid the first half of fiscal year 2004.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restructuring and employee termination benefit expenses by expense type for fiscal years 2003, 2004 and 2005:

	For the year ended May 31,
	2003	2004	2005
	Amounts in thousands
By expense type:
Severance related	$2,074	$—	$3,233
Facilities related	114	—	—

Total	$2,188	$—	$3,233

By cost reduction action:
Executive and functional reorganization	$—	$—	$2,718
General cost reduction	2,188	—	515
Other	—	—	—

	$2,188	$—	$3,233

The following table shows the activity and estimated timing of future payouts for restructurings and employee termination benefits:

	Severance and related benefits	Facilities	Other	Total
	Amounts in thousands
Balance, May 31, 2002	$209	$1,586	$—	$1,795
Provision	2,074	114	—	2,188
Cash payments	(1,934)	(1,700)	—	(3,634)

Balance, May 31, 2003	$349	$—	$—	$349
Provision	—	—	—	—
Cash payments	(349)	—	—	(349)

Balance, May 31, 2004	$0	$—	$—	$—
Provision	3,233	—	—	3,233
Cash payments	(515)	—	—	(515)

Balance, May 31, 2005	$2,718	$—	$—	$2,718

Estimated timing of future payouts:
Q1 fiscal year 2006	$2,718

Note 12. Employee Benefit Plan

Eligible PalmSource employees may participate in the 401(k) Plan (“the Plan”). As allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended, the Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 20% of their annual compensation to the Plan each calendar year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Plan provides for Company matching contributions as determined by the board of directors. The Company matches 50% for each dollar on the first 6% of target income contributed by the employee. Employees become vested in matching contributions according to a three-year vesting schedule based on initial date of hire. In fiscal year 2003, PalmSource adopted a plan with terms substantially similar to the Palm 401(k) plan, and all eligible employees were transferred to such plan. PalmSource’s expense related to 401(k) matching contributions was $0.7 million, $0.6 million and $0.6 million for the years ended May 31, 2003, 2004 and 2005, respectively.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and palmOne Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656, or ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting” and seeks unspecified damages and an order permanently enjoining the defendants from infringing the ‘656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ‘656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ‘656 patent is valid, enforceable, and infringed. The defendants appealed and the CAFC again remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ‘656 patent. On May 21, 2004, the District Court granted the defendants’ motion for summary judgment on invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. On June 1, 2004, the defendants filed a motion for clarification of the ruling regarding the District Court’s summary judgment decision and on June 10, 2004, Xerox filed a motion to alter or amend that decision. On February 16, 2005, the District Court granted defendants’ motion for consideration and ordered that the asserted claims for the ‘656 patent are invalid and denied plaintiff’s motion for reconsideration and/or relief for judgment. As part of PalmSource’s separation agreements with palmOne, palmOne is required to indemnify PalmSource for certain damages that PalmSource may incur due to the Xerox litigation. (See Note 14 Transactions with Palm).

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 14. Transactions with Palm

Software License Agreement

Under the Amended and Restated Software License Agreement (the “Software License Agreement”), PalmSource agreed to grant to Palm certain licenses to develop, manufacture, test, maintain and support their products. In addition, PalmSource agreed to grant to Palm a source code license and certain rights to use, produce, grant end user sublicenses and distribute certain software. Palm will pay PalmSource license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees. On May 23, 2005, PalmSource and palmOne entered into the Second Amended and Restated Software License Agreement (the “SARSLA”). The principle changes made to the Software License Agreement were the following:

•	the term was extended through December 2, 2009.

•	the minimum annual royalty and license commitments was extended in each of the additional three years (see the next table for the amounts) provided that certain development milestones between the parties are met by PalmSource.

•	The amounts, if any, spent by palmOne on professional services will be credited towards the annual royalty and license minimum commitments on the basis of $1 credit for every $2 spent on professional services.

•	palmOne’s access to the Palm OS source code is extended for the three additional years for a fee of $400,000 per year. This provision gives palmOne more extensive access to the code, expanded rights to request bug fixes in the software platform with time frames for accepting or rejecting these bug fixes

This table displays the minimum annual royalty and license commitments in the SARSLA and the Software License Agreement:

	Current Agreement	Previous Agreement
	SARSLA
	(in millions )
Contract year ending December 2:
2002	$40.0	$40.0
2003	$37.5	$37.5
2004	$39.0	$39.0
2005	$41.0	$41.0
2006	$42.5	$42.5
2007	$35.0
2008	$20.0
2009	$10.0

Total	$265.0	$200.0

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of these arrangements, PalmSource has recognized license and royalty and support and service revenues as follows:

	Year ended May 31, 2002	Year ended May 31, 2003	Year ended May 31, 2004(1)	Year ended May 31, 2005
License and royalties	$17.6	$38.1	$38.1	$0.0
Support and service	0.8	1.2	0.7	0.0

Total	$18.4	$39.3	$38.8	$0.0

(1) Prior to distribution from Palm			$17.3
After the distribution from palmOne			21.5

			$38.8

Trademark Agreements

Under the various agreements, PalmSource has been granted the right to use and sublicense the Palm Marks and palmOne has been granted the exclusive right to use and sublicense “palmOne,” and the non-exclusive right to use and sublicense certain transitional Palm-formative marks. Since the distribution, the use of trade names, trademarks, service marks and domain names that contain the word or letter string “palm” (including “palmOne”) are controlled by Palm Trademark Holding Company, LLC (“PTHC”), a holding company established and owned 45% by palmOne and 55% by PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. PTHC’s administration of the intellectual property is governed by its operating agreement and by trademark license agreements between PTHC and each of PalmSource and palmOne. Based on its operating structure, PTHC arrangement is essentially a cost sharing mechanism between palmOne and PalmSource to administer the intellectual property rights attributed to the “Palm” trademark and, as a result, the adoption of FIN No. 46 did not have a material impact on PalmSource’s consolidated financial statements.

On May 23, 2005, PalmSource entered into an agreement to sell its 55% interest in PTHC to palmOne for $30 million in cash. This amount was determined to be the approximate fair value of PalmSource’s interest, based on a valuation analysis obtained from an independent valuation firm. This transaction has been accounted for as an asset sale, and the $30 million proceeds, which will be paid in installments over a 3½ year period, have been discounted using an appropriate interest rate. The entire amount of gain has been recognized in the fourth quarter of fiscal year ending June 3, 2005 since the agreement contains no future performance obligations or contingencies, and the collectibility of the entire amount from palmOne is probable at the date the agreement was executed. In determining the amount of net gain, PalmSource’s basis in the net assets of PTHC and direct transaction costs (primarily legal fees and valuation expenses) have been deducted from the discounted proceeds. The net gain is shown separately in “Other income and expense” on the statement of operations.

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The financial details related to the transaction are presented in the next table:

Statement of operations presentation:
Net gain on sale of PTHC interest:
Gross proceeds of the sale:
Received on May 24, 2005	$7,500
Installment receivable due May 23, 2006	7,500
Installment receivable due May 23, 2007	7,500
Installment receivable due May 23, 2008	3,750
Installment receivable due November 23, 2008	3,750

Total	$30,000
Amount representing interest discounted	(2,918)

Sale proceeds	$27,082
Direct costs	(389)

Net gain	$26,693

Balance sheet presentation:
Amount included in current non trade receivables	$6,186

Amount included in long term non trade receivables	$13,453

The agreement further requires PalmSource to cooperate in the future effort to record the rights to Palm Marks and palmOne Brand, transferring files and domain names, and to share in the related future legal expenses up to a maximum of $187,500.

Under provisions of a separate Trademark Licensing Agreement, over the next four years, PalmSource will retain rights to use the PalmSource name and certain related Palm trademarks for itself and its licensees at no additional cost over the next 4 years to allow PalmSource time to obtain a new brand identity.

Intercompany transactions and balances between PalmSource and Palm prior to the distribution consisted of the following (in thousands):

	Year Ended May 31, 2003	The Period from June 1 to October 28, 2003
Balance at beginning of period	$864	$3,151
Royalty and license fees	38,125	13,475
Support and services	1,174	224
Cost of revenues	(77)	15
Research and development expenses	(779)	(172)
Sales and marketing expenses	(2,241)	(27)
General and administrative expenses	(372)	(324)
Allocation of corporate services	(5,381)	(514)
Real estate/facilities expenses	(794)	—
Stock-based compensation	(1,052)	(65)
Other income (expense), net	22	(3)
Collection of third-party receivables by Palm on behalf of PalmSource	360	—
Cash paid by Palm on behalf of PalmSource, net	(3,029)	(106)
Net assets transferred to PalmSource	(911)	(27)
Net cash transfers from Palm	(20,413)	(13,030)
Other	(2,345)	(2,597)

Balance at end of period	$3,151	$—

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allocated costs included in the accompanying consolidated statements of operations were as follows (in thousands):

	Years Ended May 31, 2003	The Period from June 1 to October 28, 2003

Cost of revenues	$143	$2
Research and development	551	8
Sales and marketing	2,390	28
General and administrative	3,091	476

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

Master Separation and Distribution Agreement

The Master Separation and Distribution Agreement contains the key provisions relating to the separation of PalmSource from Palm. The agreement lists the documents and items that the parties were required to deliver in order to have accomplished the transfer of assets and liabilities from Palm to PalmSource effective on the Separation Date. The parties also entered into both short-term and long-term covenants, including covenants relating to business service agreements, exchange of information, auditor and auditing practices, dispute resolution and employee matters.

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

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the tax sharing agreement, Palm is required to prepare and file all Palm/PalmSource consolidated tax returns through the distribution date, including the final consolidated Palm/PalmSource federal income tax return. PalmSource has the right to review and consent to any Palm/PalmSource consolidated returns filed after the distribution date, provided that it does not withhold such consent unreasonably. In addition, Palm has sole and complete authority to control and resolve all tax audits and other disputes relating to any Palm/PalmSource consolidated returns filed before and after the distribution date. After the distribution date, however, Palm may not enter into any dispute settlement that would materially increase PalmSource’s liability under the tax sharing agreement without PalmSource’s consent, which consent PalmSource cannot withhold unreasonably.

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

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Indemnification and Insurance Matters Agreement

Under the amended and restated Indemnification and Insurance Matters Agreement, on the distribution date, PalmSource and Palm will each release and forever discharge the other from any and all liabilities arising under any contract or agreement and from events occurring on or before the distribution date, including events occurring in connection with the activities to implement the separation and distribution. The agreement also contains provisions governing indemnification. In general, PalmSource and Palm will each indemnify the other from all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the separation agreement or any ancillary agreement. In addition, Palm and PalmSource will each indemnify the other against liability for specified environmental actions and conditions. PalmSource will reimburse Palm for the cost of any insurance premium expenses to be allocated between Palm and PalmSource according to their respective shared percentages.

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

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the distribution, Palm and Texas Instruments agreed that the $50.0 million 5% convertible subordinated note issued in December 2001 would be divided into and replaced by two notes: one issued by Palm, or the new Palm note, and one issued by PalmSource, the PalmSource note. Following the distribution, the new Palm note was issued in the principal amount of $35.0 million and the PalmSource note was issued in the principal amount of $15.0 million. PalmSource’s assumption of the PalmSource note was recorded as a capital contribution from Palm. The Texas Instruments note was repaid during the first quarter of fiscal year 2005 (see Note 6, Debt).

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letter Agreement Regarding Cash Contributions

The letter agreement provides for the contribution of an additional $6.0 million from Palm to PalmSource upon the distribution of shares of PalmSource capital stock held by Palm to Palm’s stockholders, which was paid on October 28, 2003.

Note 15. Other Related Party Transactions

Under the terms of the License Agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $10.9 million, $7.8 million and $2.0 million for the years ended May 31, 2003, 2004 and 2005, respectively. In addition, PalmSource has recognized support and service revenues of $0.3 million, $0.4 million and $0.3 million for the years ended May 31, 2003, 2004 and 2005, respectively. These amounts have been included in related party revenues in the consolidated financial statements. As of May 31, 2004 and 2005, approximately $0 and $2.3 million, respectively, represents outstanding receivables from Sony and is included in receivables from related parties in the consolidated financial statements.

Note 16. Business Segment Information

PalmSource operates in one reportable segment.

Geographic Information

PalmSource is headquartered in the United States. In addition to most of its operations in the United States, the Company has a development center in France. With the acquisition of CMS, the Company has established operations in China, principally Nanjing. PalmSource conducts its sales, marketing and customer service activities throughout the world and also has a research and development facility in France. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the years ended May 31, 2003, 2004 and 2005, no country outside the United States or Japan accounted for 10% or more of total revenues. Revenues and long-lived assets by geographic region are as follows (in thousands):

	Year Ended May 31,
	2003	2004	2005
Revenues:
United States	$55,286	$54,021	$58,559
Japan	11,240	8,181	2,369
Other	6,888	10,915	10,983

Total	$73,414	$73,117	$71,911

	May 31,
	2004	2005
Long-lived assets:
United States	$57,443	$73,333
China	—	22,743
Other	253	186

Total	$57,696	$96,262

PALMSOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Subsequent Events

On July 18, 2005, Robert J. Finocchio resigned from the board of directors and the committees of the board of the Company. Mr. Finocchio has been replaced on the Audit Committee of the Company by Mr. Andre Dahan.

On July 15, 2005, pursuant to the terms of the Severance Agreement entered into between the Company and David C. Nagel on August 14, 2003 (the “Severance Agreement”), in connection with termination of Mr. Nagel’s services as the Company’s President and Chief Executive Officer and resignation as director of the Company, Mr. Nagel and the Company entered into a separation agreement (the “Separation Agreement”) on May 22, 2005, pursuant to which, Mr. Nagel vested in his 268,445 remaining shares of restricted stock (the “Restricted Stock”), which shares would have otherwise vested in connection with termination of his services under his Severance Agreement, and otherwise would have fully vested on August 4, 2005, in accordance with the original terms of the stock grant.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following tables present PalmSource’s condensed operating results for each of the eight fiscal quarters for the period ended May 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this report. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly state the unaudited quarterly results. This data should be read together with PalmSource’s consolidated financial statements and the notes to those statements included in this report.

The consolidated financial statements have been derived from the consolidated financial statements and accounting records of Palm and reflect significant assumptions and allocations. The historical financial information may not be indicative of PalmSource’s future performance and does not necessarily reflect what the Company’s financial position and results of operations would have been had PalmSource operated as a separate, stand-alone entity during the periods presented.

	Three Months Ended
	Aug. 31, 2003	Nov. 30, 2003	Feb. 29, 2004	May 31, 2004	Aug. 31, 2004	Nov. 30, 2004	Feb. 28, 2005	May 31, 2005
	(in thousands, except per share amounts)
Related party revenues	$10,486	$10,557	$3,045	$1,444	$1,162	$325	$742	$141
Third-party revenues	6,646	6,215	18,524	16,200	16,990	18,909	16,451	17,191

Total revenues	17,132	16,772	21,569	17,644	18,152	19,234	17,193	17,332
Cost of revenues	1,924	1,039	1,571	1,640	1,240	1,140	1,231	1,201
Gross margin	15,208	15,733	19,998	16,004	16,912	18,094	15,962	16,131
Net income (loss)	(3,788)	(9,123)	597	(2,933)	(165)	2,058	(721)	18,310
Net income (loss) per share:
Basic	$(0.38)	$(0.89)	$0.06	$(0.23)	$(0.01)	$0.14	$(0.05)	$1.15
Diluted	$(0.38)	$(0.89)	$0.05	$(0.23)	$(0.01)	$0.14	$(0.05)	$1.12
Shares used in computing per share amounts:
Basic	10,000	10,227	10,667	12,618	14,263	14,645	15,039	15,901
Diluted	10,000	10,227	11,186	12,618	14,263	15,072	15,039	16,302

For each period presented, basic and diluted net loss per share has been calculated using common stock outstanding, as adjusted for the one for five reverse stock split.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosures

Not applicable

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Financial Officer and Interim Chief Executive Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 3, 2005. Based on such evaluation, our Chief Financial Officer and Interim Chief Executive Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Financial Officer and Interim Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The information required to be furnished pursuant to this item is set forth under the caption “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers

The information required by this item is incorporated herein by reference to the information under sections entitled “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” of our definitive Proxy Statement (the “Proxy Statement”) to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for our Annual Meeting of Stockholders to be held on October 28, 2005. We anticipate filing the Proxy Statement within 120 days of the end of our fiscal year ended June 3, 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements—See Index to Consolidated Financial Schedule at Item 8 on page 51 of this report on Form 10-K.

2. Financial Statement Schedules—The following schedule is included herein:

Valuation and Qualifying Accounts

All other schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits—Reference is made to Item 15(b) of this annual report on Form 10-K.

(b) Exhibits

Exhibits submitted with this annual report on Form 10-K, as filed with the Securities and Exchange Commission and those incorporated by reference to other filings are listed below.

Exhibit Number		Description of Exhibit
2.1	(1)	Amended and Restated Master Separation Agreement between Palm, Inc. and the Registrant

2.2	(1)	General Assignment and Assumption Agreement between Palm, Inc. and the Registrant

2.3	(1)	Amendment No. 1 to General Assignment and Assumption Agreement between Palm, Inc. and the Registrant

2.4	(1)	Amended and Restated Indemnification and Insurance Matters Agreement between Palm, Inc. and the Registrant

2.8	(1)	Elaine Software License and Services Agreement by and between Palm, Inc., PalmSource Overseas Limited and the Registrant

2.9	(1)	SDIO License Agreement by and between Palm, Inc. and the Registrant

2.10	(1)	Development Agreement by and between Palm, Inc. and the Registrant

2.11	(1)	Amended and Restated Tax Sharing Agreement by and between Palm, Inc. and the Registrant

2.12	(1)	Amended and Restated Intercompany Loan Agreement by and between Palm, Inc. and PalmSource Holding Company

2.13	(1)	Assignment and Assumption Agreement for the Amended and Restated Intercompany Loan Agreement by and among Palm, Inc., PalmSource Holding Company and the Registrant

2.14	(1)	Master Technology Ownership and License Agreement between Palm, Inc. and the Registrant

2.15	(1)	Amendment No. 1 to Master Technology Ownership and License Agreement between Palm, Inc. and the Registrant

2.16	(1)	Master Confidential Disclosure Agreement between Palm Inc. and the Registrant

2.17	(1)	Amendment No. 1 to Master Confidential Disclosure Agreement between Palm Inc. and the Registrant

2.18	(1)	Master Patent Ownership and License Agreement between Palm, Inc. and the Registrant

2.19	(1)	Strategic Collaboration Agreement between and among Palm, Inc., Palm Platform Overseas Limited and the Registrant

Exhibit Number		Description of Exhibit
2.20	(1)	Amendment No. 1 to Strategic Collaboration Agreement between and among Palm, Inc., PalmSource Overseas Limited and the Registrant

2.21	(1)	Xerox Litigation Agreement, as amended by Amendment No. 1, between Palm, Inc. and the Registrant

2.22	(1)	Employee Matters Agreement between Palm, Inc. and the Registrant

2.23	(1)	Cash Contributions Letter Agreement between Palm, Inc. and the Registrant

2.24	(1)	Business Services Agreement between Palm, Inc. and the Registrant

2.25	(5)	Agreement and Plan of Amalgamation between PalmSource, Inc. and China MobileSoft, Inc. dated December 8, 2004

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant

3.4	(1)	Amended and Restated Bylaws of the Registrant

*10.1	(1)	Registrant’s 2001 Stock Plan and form of Stock Option Agreement

*10.2	(1)	Registrant’s Employee Stock Purchase Plan

*10.3	(1)	Registrant’s 2003 Equity Incentive Plan

*10.4	(1)	Form of Indemnification Agreement of the Registrant entered into with each of its directors and executive officers

10.5	(1)	Registration and Information Rights Agreement by and among Sony Corporation of America and the Registrant

*10.8	(1)	Offer Letter Agreement between Lamar Potts and Palm, Inc.

*10.11	(1)	Offer Letter Agreement between Doreen Yochum and Palm, Inc.

*10.13	(1)	Severance Agreement between David Limp and the Registrant

*10.14	(1)	Amended and Restated Severance Agreement between Lamar Potts and the Registrant

*10.15	(1)	Amended and Restated Severance Agreement between Gabriele Schindler and the Registrant

*10.16	(1)	Severance Agreement between Larry Slotnick and the Registrant

*10.17	(1)	Amended and Restated Severance Agreement between Doreen Yochum and the Registrant

*10.18	(1)	Amended and Restated Severance Agreement between Al Wood and the Registrant

*10.19	(1)	Severance Agreement between David Nagel and the Registrant

*10.20	(1)	Management Retention Agreement between Larry Slotnick and the Registrant

*10.21	(1)	Management Retention Agreement between David Limp and the Registrant

*10.22	(1)	Amended and Restated Management Retention Agreement between Gabriele Schindler and the Registrant

*10.23	(1)	Amended and Restated Management Retention Agreement between Doreen Yochum and the Registrant

*10.24	(1)	Management Retention Agreement between Lamar Potts and the Registrant

10.27	(1)	Software License Agreement, as amended by Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5, Amendment No. 6, Amendment No. 8 and Amendment No. 9, between Sony Corporation and the Registrant

Exhibit Number			Description of Exhibit
	10.28	(1)	Master Development Agreement between Sony Corporation and the Registrant

	10.29	(1)	Business Collaboration Agreement between Sony Corporation and the Registrant

	10.31	(1)	Original Equipment Manufacturer License Agreement between Communication Intelligence Corporation and the Registrant

	10.32	(1)	PalmSource-Access Source Code License Agreement by and between ACCESS Systems America, Inc. and the Registrant

	10.33	(1)	PalmSource-Access Master License and Distribution Agreement by and between ACCESS Systems America, Inc. and the Registrant

	10.34	(1)	Software License Agreement by and between Kadak Products and the Registrant

	10.35	(1)	License and Distribution Agreement for Computer Software Package, as amended by Amendment One, by and between Mentat and the Registrant

	10.36	(1)	Source Code License and Distribution Agreement, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3, by and between Wind River Systems, Inc. and Palm, Inc.

	10.38	(2)	PalmSource, Inc. 5% Convertible Subordinated Note Due 2006 by and between PalmSource, Inc. and Texas Instruments Incorporated and Registration Rights Agreement by and between the Registrant and Texas Instruments Incorporated

	10.39	(6)	Lease Agreement between PalmSource, Inc. and Christensen Holdings, L.P. dated September 29, 2004

	10.40	(3)	Amended Consulting Agreement entered into by Satjiv Chahil and the Registrant

	10.41	(4)	General Release and Covenant Not to Sue between the Company and Albert J. Wood

	10.42	(7)	Mutual Release and Settlement Agreement between PalmSource, Inc. and Acer Incorporated dated November 23, 2004

	10.43	(8)	Loan Agreement between PalmSource, Inc. and China MobileSoft, Inc. dated September 29, 2004

	*10.44	(9)	PalmSource, Inc. 2004 Inducement Equity Incentive Plan

	*10.45	(10)	Letter Agreement by and among PalmSource, Inc. and Patrick McVeigh dated February 7, 2005

	*10.46	(11)	Agreement by and between PalmSource, Inc. and David Limp

	*10.47	(11)	Letter Agreement by and between PalmSource, Inc. and Jeanne Seeley

	*10.48	(11)	Severance Agreement by and between PalmSource, Inc. and Jeanne Seeley

	*10.49	(11)	Management Retention Agreement by and between PalmSource, Inc. and Jeanne Seeley

	*10.50	(11)	Severance Agreement by and between PalmSource, Inc. and Patrick McVeigh

	*10.51	(11)	Management Retention Agreement by and between PalmSource, Inc. and Patrick McVeigh

	*10.52	(12)	Separation Agreement by and between PalmSource, Inc. and David C. Nagel

	10.53	(13)	Purchase Agreement dated May 23, 2005, by and among PalmSource, Inc., palmOne, Inc. and Palm Trademark Holding Company LLC

	*10.54	(14)	Summary of the interim CEO Compensation and Interim CEO Q1 FY06 Bonus Plan

	*10.55	(14)	Summary of Senior Vice President, Research and Development Compensation

*	*10.56	(15)	Second Amended and Restated Software License Agreement by and between Palm, Inc., Palm Ireland Investment and the Registrant

	10.57	(15)	Amended And Restated Trademark License Agreement by and between Palm Trademark Holding Company, LLC and the Registrant

*	Compensation plans or arrangements in which directors and executive officers are eligible to participate.
**	Confidential treatment has been requested for portions of the agreement which portions have been filed separately with the SEC.
(1)	Incorporated by reference to PalmSource’s Registration Statement on Form S-4, as amended (No. 333-106830), filed with the SEC on September 26, 2003.
(2)	Incorporated by reference to Exhibit 10.39 of PalmSource’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2003.
(3)	Incorporated by reference to Exhibit 10.39 of PalmSource’s Quarterly Report on Form 10-Q for the quarter ended August 27, 2004.
(4)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K, filed with the SEC on December 3, 2004.
(5)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K, filed with the SEC on December 14, 2004.
(6)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K, filed with the SEC on October 5, 2004.
(7)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K, filed with the SEC on November 29, 2004.
(8)	Incorporated by reference to Exhibit 10.41 of PalmSource’s of PalmSource’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2004.
(9)	Incorporated by reference to Palmsource’s Registration Statement on Form S-8 (No. 333-122528), filed with the SEC on February 4, 2005.
(10)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K, filed with the SEC on February 10, 2005.
(11)	Incorporated by reference to PalmSource’s Current Report on Form 8-K, filed with the SEC on March 4, 2005.
(12)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K, filed with the SEC on May 24, 2005.
(13)	Incorporated by reference to Exhibit 99.2 of PalmSource’s Current Report on Form 8-K, filed with the SEC on May 25, 2005.
(14)	Incorporated by reference to PalmSource’s Current Report on Form 8-K, filed with the SEC on June 29, 2005
(15)	Incorporated by reference to PalmSource’s Current Report on Form 8-K/A, filed with the SEC on August 15, 2005

PALMSOURCE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 31, 2003, 2004, and 2005

(In thousands)

	Year Ended May 31,
	2003	2004	2005
Allowance for doubtful accounts—accounts receivable:
Balance, beginning of period	$—	$—	$100
Additions to allowance	—	100	—
Deductions, net of recoveries	—	—	—

Balance, end of period	$—	$100	$100

	Year Ended May 31,
	2003	2004	2005
Valuation allowance—deferred tax assets:
Balance, beginning of period	$75,587	$82,121	$24,275
Additions to allowance	6,534	7,554	2,943
Deductions (see Note 10, Income Taxes)	—	(65,400)	(7,691)

Balance, end of period	$82,121	$24,275	$19,527

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date: August 17, 2005	By:	/s/ PATRICK MCVEIGH
Patrick McVeigh Interim Chief Executive Officer

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Jeanne Seeley, or his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Security and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PATRICK MCVEIGH Patrick McVeigh	Interim Chief Executive Officer	August 17, 2005

/s/ JEANNE SEELEY Jeanne Seeley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 17, 2005

/s/ JEAN-LOUIS F. GASSEE Jean-Louis F. Gassee	Chairman of the Board of Director	August 17, 2005

/s/ ANDRE DAHAN Andre Dahan	Director	August 17, 2005

/s/ P. HOWARD EDELSTEIN P. Howard Edelstein	Director	August 17, 2005

/s/ WILLIAM L. KEEVER William L. Keever	Director	August 17, 2005

/s/ BETSY RAFAEL Betsy Rafael	Director	August 17, 2005

/s/ JOHN B. SHOVEN John B. Shoven, Ph.D.	Director	August 17, 2005

Exhibit Index

Exhibit Number	Description of Exhibit
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, with respect to PalmSource, Inc.

24.1	Power of Attorney (included on the signature page of this report)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.