Form 10-K/A
period 2005-06-03
PALMSOURCE INC
filed 2005-09-30
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 26, 2004 based on the closing sales price as quoted by the Nasdaq, 14,549,673 shares of common stock, having an aggregate market value of approximately $235,704,702 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

The number of shares of common stock outstanding at July 25, 2005 was 16,806,646 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of the Registrant filed on August 17, 2005 with the Securities & Exchange Commission (the “SEC”) is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Registrant will not file its definitive proxy statement within 120 days of its fiscal year ended June 3, 2005 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report.

In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Exchange Act, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the August 17, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PalmSource, Inc.

Form 10-K/A

For The Fiscal Year Ended June 3, 2005

1 of 16

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Board of Directors

PalmSource’s restated certificate of incorporation and bylaws divide the board of directors into three classes, with each class having a three-year term. Vacancies on the board may be filled only by persons elected by a majority of the remaining directors. A director elected by the board to fill a vacancy in a class (including a vacancy created by an increase in the number of directors) serves until the next election by our stockholders of the class for which that director was elected by the board and until his or her successor has been duly elected and qualified.

The board of directors presently has six members and no vacancies. There are two directors in the class whose term of office expires in 2005, and the Nominating and Governance Committee of the board has nominated William L. Keever and Andre Dahan to stand for election at the 2005 annual meeting. Mr. Keever and Mr. Dahan are currently directors of PalmSource who were previously elected by the board to fill vacancies on the board of directors. If elected by our stockholders at the annual meeting, Mr. Keever and Mr. Dahan will serve on the board of directors until the merger contemplated by the merger agreement dated September 8, 2005 between PalmSource and ACCESS Co. Ltd. occurs, or, if the merger does not occur, until the election and qualification of a successor or until the director’s death, resignation or removal.

Each of our directors qualifies as “independent” in accordance with the published listing requirements of The Nasdaq Stock Market. The Nasdaq Stock Market’s definition of independence includes a series of objective tests, such as that the director is not our employee and has not engaged in various types of business dealings with us. In addition, as further required by The Nasdaq Stock Market’s rules, the board has made a subjective determination, as to each independent director, that no relationships exist which, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of PalmSource. In making these determinations, the board of directors reviewed and discussed information provided by the directors and PalmSource with regard to each director’s business and personal activities as they may relate to PalmSource and the management of PalmSource. The board composition currently meets the majority independence requirements of The Nasdaq Stock Market.

If elected by our stockholders, the following nominees will serve a term expiring at the 2008 annual meeting, unless our directors are earlier replaced as provided in the merger agreement.

William L. Keever

William L. Keever, 59, was appointed to our board of directors in March 2005. Mr. Keever is the founder and principal of Keever Vineyards, LLC. From 2000 to 2003, Mr. Keever held a number of executive management positions with Vodafone Group, a mobile telecommunications company, including chief executive officer, Asia, and president, Vodafone Americas. From 1999 to 2000, Mr. Keever was executive vice president for Airtouch Cellular’s Network & Systems Operations. He has a bachelor’s degree in business administration from California State University, Sacramento.

Andre Dahan

Andre Dahan, 56, was appointed to our board of directors in May 2005. From 2001 to 2004, Mr. Dahan was president and chief executive officer of Mobile Multimedia Services at AT&T Wireless, a wireless technology provider (acquired by Cingular Wireless). From 1997 to 2001, Mr. Dahan served as president, North America and Global Accounts, for Dun & Bradstreet, a global business information and business tools provider. Mr. Dahan has a bachelor’s degree in computer sciences from the Hadassa Technology Institute in Jerusalem, Israel.

The following directors will continue in office until the 2006 annual meeting, unless our directors are earlier replaced as provided in the merger agreement:

P. Howard Edelstein

P. Howard Edelstein, 51, was appointed to our board of directors in June 2003. From July 2003 to the present, Mr. Edelstein has been president and chief executive officer of Radianz, Inc., an internet protocol-based networking company. From January 2002 to July 2003, Mr. Edelstein served as an entrepreneur in residence at Warburg Pincus, LLC, a private equity and venture capital firm. From June 1993 to April 2001, Mr. Edelstein served as president and chief executive officer of Thomson Financial ESG, a provider of technology-based workflow solutions to the global investment community, which now is OMGEO, a provider of global trade management services. Mr. Edelstein currently serves on the board of directors of Skillsoft Corporation. Mr. Edelstein has a bachelor’s degree in electrical engineering from the College of the City of New York and a master’s degree in electrical engineering from Stanford University.

John B. Shoven, Ph.D.

John B. Shoven, Ph.D., 58, was appointed to our board of directors in September 2002. From September 1973 to the present, Dr. Shoven has held various positions in the Economics Department of Stanford University. Dr. Shoven currently serves on the board of directors of Cadence Design Systems, Inc., Watson Wyatt & Company and American Century (Mountain View Funds). Dr. Shoven has a bachelor’s degree in physics from the University of California, San Diego and a Ph.D. in economics from Yale University.

The following directors will continue in office until the 2007 annual meeting, unless our directors are earlier replaced as provided in the merger agreement:

Betsy Rafael

Betsy Rafael, 44, was appointed to our board of directors in April 2004. Since April 2002, Ms. Rafael has been vice president, controller and principal accounting officer of Cisco Systems, Inc., a networking and communications company. From December 2000 to April 2002, Ms. Rafael served as executive vice president of finance and chief financial officer at Aspect Communications, a communications company. From April 2000 to November 2000, Ms. Rafael served as executive vice president and chief financial officer at Escalate, Inc., a private e-commerce applications service provider. Ms. Rafael has a bachelor’s degree in accounting from Santa Clara University and is a Certified Public Accountant.

Jean-Louis F. Gassée

Jean-Louis F. Gassée, 61, was appointed to our board of directors in May 2002. From October 2002 to the present, Mr. Gassée has served as a general partner at Allegis Capital, a venture capital firm. From January 2002 to October 2002, Mr. Gassée served as chief executive officer and a director of Computer Access Technology Corporation, or CATC, a global communication protocols expert company. From 1990 to 2001, Mr. Gassée, a co-founder of Be, Inc. served as its president, chief

2 of 16

executive officer and chairman of the board from October 1990 to December 2001. Mr. Gassée currently serves on the board of directors of Electronics for Imaging, Inc. Mr. Gassée has a bachelor’s degree in mathematics and physics from Orsay University (France) and a master’s degree in science from the University of Paris (France).

Board Committees

The board has an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees has a written charter, which can be viewed on our website, http://www.palmsource.com, under “Investors—Corporate Governance.” You can also obtain a printed copy of the charter of any committee of our board of directors by sending a written request to our Corporate Secretary at PalmSource, Inc., 1188 East Arques Avenue, Sunnyvale, California 94085.

Audit Committee

The Audit Committee oversees PalmSource’s accounting and financial reporting processes and audits of its financial statements, including:

•	appointing, compensating and supervising our independent registered public accounting firm;

•	assisting the board in oversight and monitoring of: (i) the integrity of our financial statements; (ii) its compliance with legal and regulatory requirements; (iii) the independent registered public accounting firm’s qualifications, independence and performance; and (iv) our internal accounting and financial controls;

•	preparing the report that the rules of the SEC require be included in our annual proxy statement;

•	providing the board with the results of the Audit Committee’s monitoring and recommendations derived there from; and

•	providing the board such additional information and materials as necessary to make the board aware of significant financial matters that require the board’s attention.

In addition, the Audit Committee undertakes such other duties and responsibilities as the board may from time to time prescribe.

The Audit Committee currently consists of Ms. Rafael, Mr. Dahan and Mr. Keever, none of whom are employees of PalmSource and all of whom qualify as independent directors under the listing standards of The Nasdaq Stock Market. During fiscal year 2005, the Audit Committee consisted of Ms. Rafael, Dr. Shoven, who left the Audit Committee on the appointment of Mr. Keever, and Robert J. Finocchio, who resigned as a director of PalmSource on July 18, 2005 The board has determined that Ms. Rafael is the “audit committee financial expert” as defined in rules promulgated by the SEC.

Compensation Committee

The Compensation Committee has overall responsibility for approving and evaluating our executive officers’ compensation plans, policies and programs, including compensation of our chief executive officer and other executive officers. The Compensation Committee is also responsible for producing an annual report on executive compensation for inclusion in the proxy statement. The Compensation Committee consists of Dr. Shoven, Mr. Edelstein and Mr. Gassée. All members of our Compensation Committee qualify as independent directors under The Nasdaq Stock Market’s rules.

Nominating and Governance Committee

The Nominating and Governance Committee has the responsibility of ensuring that the board is properly constituted to meet its fiduciary obligations to our stockholders and to PalmSource, and that PalmSource has and follows appropriate governance standards. To carry out its purpose, the Nominating and Governance Committee: (i) assists the board by identifying prospective director nominees and recommends to the board the director nominees for election to the board; (ii) develops and recommends to the board the governance principles applicable to PalmSource; (iii) oversees the board’s evaluation of directors and management; and (iv) recommends to the board director nominees for each committee. The Nominating and Governance Committee currently consists of Mr. Gassée, Mr. Dahan, Mr. Edelstein and Dr. Shoven. During fiscal year 2005, it consisted of Mr. Edelstein and Dr. Shoven. All members of PalmSource’s Nominating and Governance Committee qualify as independent directors under The Nasdaq Stock Market’s rules.

Executive Officers

The following are PalmSource’s current executive officers.

Patrick McVeigh, 53, has served as our interim chief executive officer since May 2005 and as senior vice president, worldwide licensing and sales since February 2005. From 2003 to 2004, Mr. McVeigh was Chairman and CEO of Aliph Corporation, a developer of next-generation audio and speech technologies for mobile communications devices, since 2003. From 1999 to 2002, Mr. McVeigh was chairman and chief executive officer of Omnisky Corporation. Omnisky sold its assets to Earthlink, Inc. in 2002, after having voluntarily filed, to effect the transaction, for protection under Chapter 11 of the U.S. bankruptcy laws. Mr. McVeigh holds a bachelor’s degree in psychology from Clark University in Worcester, Massachusetts.

Jeanne Seeley, 52, has served as our chief financial officer since February 2005. From 2000 to 2002, Ms. Seeley was the chief financial officer and senior vice president for Snap Appliances, a provider of network attached storage and solutions for the workgroup. From 1999 to 2000, Ms. Seeley was chief financial officer and vice president of Quantum DSS, a storage and storage solution software company. Ms. Seeley has degrees in history and education from California State University, Northridge, with graduate studies in education at the same institution.

Michael Kelley, 42, has served as our senior vice president, research and development since June 2005, after serving as our vice president, research and development since 2003. Prior to joining PalmSource, from 1999 to 2003, Mr. Kelley was vice president of product development at ePeople, which developed Web based enterprise software for collaboration, CRM and knowledge management. From 1996 to 1999, Mr. Kelley was a senior director at SGI, with responsibilities ranging from development of high-end graphics supercomputers to strategic technologies such as OpenGL and VRML. Mr. Kelley studied Mathematical Physics and Philosophy at Simon Fraser University, in British Columbia, Canada.

3 of 16

Code of Conduct and Ethics

PalmSource has adopted a Code of Business Conduct and Ethics that applies to our chief executive officer and senior financial officers, including our chief financial officer and controller, as well as all other employees and our directors. Our Code of Business Conduct and Ethics can be found on our website, http://www.palmsource.com, under “Investors—Corporate Governance.” We will provide a copy of the Code of Business Conduct and Ethics to any person, without charge, upon written request. Such requests can be made PalmSource’s Corporate Secretary at PalmSource, Inc., 1188 East Arques Avenue, Sunnyvale, California 94085. To the extent permitted by the rules promulgated by the National Association of Securities Dealers, PalmSource intends to disclose any amendments to, or waivers from, the Code of Business Conduct and Ethics applicable to our chief executive officer and senior financial officers, including our chief financial officer and controller, or with respect to the required elements of the Code of Business Conduct and Ethics, on our website, http://www.palmsource.com, under the “Investors” link.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of PalmSource. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulation to furnish PalmSource with copies of all Section 16(a) forms they file.

To PalmSource’s knowledge, based solely on a review of the copies of Section 16(a) reports furnished to PalmSource and written representations that no other reports were required, during the fiscal year ended June 3, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were satisfied.

4 of 16

ITEM 11. EXECUTIVE COMPENSATION

Compensation Of Directors

PalmSource reimburses our directors for costs associated with attending board meetings, and each non-employee director receives an annual retainer fee of $20,000, paid on a quarterly basis, plus $3,500 for each board or committee meeting attended that lasts four or more hours and $1,500 for each board or committee meeting attended that lasts less than four hours. In addition, the chairman of the board receives an additional $20,000 annual fee, the chairperson of the Audit Committee receives an annual fee of $10,000 and the chairpersons of each of the Compensation and Nominating and Governance Committees, receive an annual fee of $5,000.

PalmSource has granted certain non-employee members of the board nonstatutory stock options to purchase shares of our common stock. With the exception of the chairman of the board, who received 30,000 shares, each of PalmSource’s non-employee directors serving at the time of PalmSource’s separation from Palm, Inc. in October 2003 received the grant of an option to purchase 20,000 shares of our common stock on November 7, 2003 at an exercise price of $36.50 per share. These options vest 25% on each of the first four anniversaries of the date of grant, provided that the director still serves on the board. Each option will fully vest upon the death of the director.

New non-employee directors receive a grant of an option to purchase 20,000 shares of our common stock upon joining the board. These options vest 25% on each of the first four anniversaries of the date of grant, provided that the director still serves on our board. In addition, all non-employee directors who have served as a member of the board of directors for PalmSource’s entire fiscal year, including the last business day, receive on the last business day of the fiscal year beginning in 2005 an annual option grant to purchase 10,000 shares, which vests 100% on the one year anniversary of the date of grant, provided that the director still serves on the board at that time.

Our board annually evaluates and considers whether to modify or maintain the compensation program of the non-employee directors.

Compensation Of Executive Officers

Summary of Compensation

The following table shows for the fiscal years ended June 3, 2005, May 28, 2004 and May 30, 2003, compensation awarded or paid to, or earned by, the persons who served or serve as our chief executive officer and our four other most highly compensated executive officers at June 3, 2005, as well as two other individuals who would have been among the four most highly compensated executive officers, except that each was not an executive officer of PalmSource at June 3, 2005. These officers are referred to in this proxy statement as the named executive officers.

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)		PalmSource Restricted Stock Awards ($) (1)		Securities Underlying PalmSource Options (#)	All Other Compensation ($) (2)
Patrick McVeigh (3) Interim Chief Executive Officer and Senior Vice President Worldwide Licensing and Sales	2005	87,499	—		—		100,000	345

Jeanne Seeley (4) Chief Financial Officer and Treasurer	2005	76,389	—		—		100,000	1,753

David C. Nagel(5) Former President and Chief Executive Officer	2005 2004 2003	630,763 620,000 620,000	— 1,845,725 100,000	(7)	— 5,395,745 —	(8)	— 523,563 —	2,496,002 7,690 6,011	(6)

Lawrence Slotnick(9) Former Chief Products Officer	2005 2004 2003	229,650 226,272 —	32,954 — —		157,428 528,407 —	(10) (10)	— 130,709 —	6,685 7,186

David A. Limp(11) Former Senior Vice President of Corporate and Business Development	2005 2004 2003	237,946 284,091 —	43,500 — —		157,428 548,559 —	(12) (12)	— 130,709 —	3,602 8,045 —

Lamar Potts(13) Former Vice President of Worldwide Licensing and Sales	2005 2004 2003	234,375 225,000 206,250	131,562 95,409 74,500		59,269 389,057 —	(14) (14)	— 49,212 —	6,295 5,335 660

Gabriele R. Schindler(15) Former Senior Vice President of Worldwide Marketing	2005 2004 2003	286,458 275,000 274,999	39,875 128,400 —		— 822,079 —	(16)	— 90,007 —	2,863 2,619 2,829

Doreen S. Yochum(17) Former Chief Administrative Officer and Secretary	2005 2004 2003	311,174 278,659 310,000	41,612 124,000 200,000		— 880,172 —	(18)	— 83,809 —	11,327 7,204 11,151

(1)	At June 3, 2005, there were 594,828 shares of restricted stock held by persons named in the table above, with a value of $5,978,021 based on the closing market price of our common stock of $10.05 on that date. The restricted stock shown in the table above vest as follows: 50% on each of the first and second anniversaries following the grant date. The applicable grant dates are: July 29, 2004 for 15,666 of the shares held by Mr. Slotnick, 15,666 of the shares held by Mr. Limp and 5,898 of the shares held by Mr. Potts; and August 4, 2003 for 536,890 of the shares held by Mr. Nagel, 54,583 of the shares held by Mr. Limp, 38,716 of the shares held by Mr. Potts, 81,807 of the shares held by Ms. Schindler, 52,583 of the shares held by Mr. Slotnick and 87,588 of the shares held by Ms. Yochum. Each of Messrs. Slotnick, Limp, Potts and Nagel and Ms. Yochum and Ms. Schindler are no longer employed by PalmSource and no further vesting will take place. For further information about accelerated vesting of certain of the shares, see “—Employment and Change of Control Agreements,” beginning on page 61. These shares are entitled to receive dividends, if and when declared by PalmSource.

5 of 16

(2)	Includes group term life insurance premiums paid by PalmSource, matching contributions to PalmSource’s 401(k) plan and payments in lieu of participation in PalmSource’s medical benefit programs. With respect to Mr. McVeigh, all other compensation includes group life insurance premiums of $345. With respect to Ms. Seeley, all other compensation includes group life insurance premiums, and matching contributions to the 401(k) plan of $1,500. With respect to Mr. Nagel, all other compensation includes group life insurance premiums, and in fiscal years 2005 and 2004, matching contributions to the 401(k) plan of $8,238 and $1,550, respectively. With respect to Mr. Limp, all other compensation includes group life insurance premiums and, in 2005 and 2004, matching contributions to the 401(k) plan of $3,132 and $7,500, respectively. With respect to Mr. Potts, all other compensation includes group life insurance premiums and, in fiscal year 2005 and 2004, matching contributions to the 401(k) plan of $5,145 and $4,455, respectively. With respect to Ms. Schindler, all other compensation includes group life insurance premiums and, in fiscal years 2005, 2004 and 2003, matching contributions to the 401(k) plan of $1,925, $1,719 and $2,104, respectively. With respect to Ms. Yochum, all other compensation includes group life insurance premiums, matching contributions to the 401(k) plan of $7,063, $3,185 and $9,198 in fiscal years 2005, 2004 and 2003, respectively, and payments in lieu of participation in PalmSource’s medical benefit programs of $1,200, $1,200 and $850 in fiscal years 2005, 2004 and 2003, respectively. With respect to Mr. Slotnick, all other compensation includes group life premiums, and in fiscal years 2005 and 2004 matching contributions to the 401(k) plan of $5,449 and $6,098, respectively.
(3)	Mr. McVeigh joined PalmSource in February of 2005. During fiscal year 2005, Mr. McVeigh’s annualized base salary for his service as PalmSource’s senior vice president, worldwide licensing and sales, would have been $275,000 with a target bonus of $137,000. After the fiscal year end but retroactive to May 22, 2005, Mr. McVeigh’s annual base compensation was increased to $375,000, in connection with and for the period that Mr. McVeigh is serving as PalmSource’s interim chief executive officer.
(4)	Ms. Seeley joined PalmSource in February of 2005. During fiscal year 2005, Ms. Seeley’s annualized base salary would have been $300,000, with a target bonus of $150,000.
(5)	Mr. Nagel ceased to serve as our chief executive officer on May 22, 20005 and ceased to be employed by PalmSource in July of 2005.
(6)	Includes payment in the amount of $2,480,000 made pursuant to the separation agreement between PalmSource and Mr. Nagel effective May 22, 2005.
(7)	On September 9, 2001, Palm, Inc. awarded Mr. Nagel 7,500 shares of Palm, Inc. restricted stock that had a fair market value, net of the purchase price, of $426,000. In Mr. Nagel’s offer letter, Palm, Inc. guaranteed that the fair market value of these 7,500 shares of Palm, Inc. common stock would be $2.0 million two years from his employment start date. Mr. Nagel received a cash payment of $1,845,725 from PalmSource on September 15, 2003, the difference between $2.0 million and the fair market value of the 7,500 shares of Palm, Inc. stock. PalmSource paid this amount in consideration of Mr. Nagel’s accepting employment with PalmSource.
(8)	Consists of 536,890 shares of restricted stock granted on August 4, 2003, using an estimated fair market value on such date. PalmSource’s shares began publicly trading on October 29, 2003. The value of these shares at the end of the fiscal year 2005 was $5,395,745 based on PalmSource’s closing market price of $10.05 on June 3, 2005.
(9)	Mr. Slotnick ceased to be an employee of PalmSource in July of 2005.
(10)	Consists of 52,583 shares of restricted stock granted on August 4, 2003 and 15,666 shares of restricted stock granted on July 29, 2004, using an estimated fair market value for each such date. PalmSource’s shares began publicly trading on October 29, 2003. The value of these shares at the end of the fiscal year 2005 was $528,407 and $157,428, respectively, based on PalmSource’s closing market price of $10.05 on June 3, 2005.
(11)	Mr. Limp ceased to be an employee of PalmSource in August of 2005.
(12)	Consists of 54,583 shares of restricted stock granted on August 4, 2003 and 15,666 shares of restricted stock granted on July 29, 2004, using an estimated fair market value for each such date. PalmSource’s shares began publicly trading on October 29, 2003. The value of these shares at the end of the fiscal year 2005 was $548,559 and $157,428, respectively, based on PalmSource’s closing market price of $10.05 on June 3, 2005.
(13)	Mr. Potts ceased to be an employee of PalmSource in August of 2005.
(14)	Consists of 38,716 shares of restricted stock granted on August 4, 2003 and 5,898 shares of restricted stock granted on July 29, 2004, using an estimated fair market value for each such date. PalmSource’s shares began publicly trading on October 29, 2003. The value of these shares at the end of the fiscal year 2005 was $389,057 and $ 59,269, respectively, based on PalmSource’s closing market price of $10.05 on June 3, 2005.
(15)	Ms. Schindler ceased to be an employee of PalmSource in July of 2005.
(16)	Consists of 81,807 shares of restricted stock granted on August 4, 2003, using an estimated fair market value on such date. The value of these shares at the end of the fiscal year 2005 was $822,079 based on PalmSource’s closing market price of $10.05 on June 3, 2005.
(17)	Ms. Yochum ceased to be an employee of PalmSource in August of 2005.
(18)	Consists of 87,588 shares of restricted stock granted on August 4, 2003, using an estimated fair market value on such date. The value of these shares at the end of the fiscal year 2005 was $880,172 based on PalmSource’s closing market price of $10.05 on June 3, 2005.

6 of 16

Stock Option Grants and Exercises

The following tables show for the fiscal year ended June 3, 2005, certain information regarding options granted to, exercised by, and held at year end by, the named executive officers:

Option Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Sh)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
					5%($)	10%($)
Patrick McVeigh	100,000	6.59%	10.03	2/7/2015	630,781	1,598,523
Jeanne Seeley	100,000	6.59%	9.25	3/23/2015	580,469	1,471,024

(1)	Stock options granted to Mr. McVeigh and Ms. Seeley vest with respect to 25% on the one year anniversary of the date of grant and monthly thereafter for a total of four years and will expire ten years from the date of grant, or earlier upon termination of employment, death or disability of the optionee.
(2)	Based on options to purchase 1,518,044 shares of our common stock granted to employees in the fiscal year ended June 3, 2005.
(3)	All options were granted at the fair market value of our common stock on the date of grant.
(4)	The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term. The 5% and 10% assumed rates of appreciation are derived from the rules of the SEC and do not represent PalmSource’s estimate or projection of the future common stock price.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Securities Underlying Unexercised Options at June 3, 2005 (#)		Value of Unexercised In-the-Money Options at June 3, 2005 ($)(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick McVeigh	—	$—	—	100,000	$—	$2,000
Jeanne Seeley	—	—	—	100,000	—	80,000
David C. Nagel (3)	—	—	523,563	—	—	—
Lamar Potts (3)	—	—	24,791	24,421	—	—
David A. Limp (3)	—	—	51,738	78,971	—	—
Doreen S. Yochum (3)	—	—	55,872	27,937	—	—
Gabriele R. Schindler (3)	5,625	28,631.25	51,565	32,817	—	—
Lawrence Slotnick (3)			49,274	81,435	—	—

(1)	The value realized is based on the fair market value of our common stock on the date of exercise minus the exercise price.
(2)	The valuations are based on the fair market value of our common stock on June 3, 2005, of $10.05 minus the exercise price of the options.
(3)	Each of Messrs. Nagel, Potts, Limp and Slotnick and Ms. Yochum and Ms. Schindler left PalmSource after the fiscal year end.

Employment and Change of Control Agreements

Agreements with Current Executive Officers

Messrs. McVeigh and Kelley and Ms. Seeley, our interim chief executive officer, senior vice president, research and development, and chief financial officer, respectively, each entered into a severance agreement with PalmSource which provides that, in the event he or she is terminated by PalmSource for a reason other than cause (as defined in the agreement), death or disability, or he or she voluntarily terminates employment with PalmSource for good reason (as defined in the agreement) and signs a release and complies with all provisions of the agreement, he or she is entitled to a severance payment, unless payments are due under the applicable management retention agreement (described below), equal to: (i) 100% of his or her annual base salary; (ii) full vesting of any shares covered by certain stock options that are unvested and unexpired if the shares otherwise would have vested during the one-year period commencing on the date of termination; (iii) lapsing of 50% of PalmSource’s repurchase right on the date of termination as to shares of restricted stock he or she holds; (iv) payment of COBRA benefits premiums for one year; and (v) any unpaid base salary, accrued and unused paid time off and unreimbursed expenses due to him or her.

In addition, Messrs. McVeigh and Kelley and Ms. Seeley each executed a management retention agreement with PalmSource, which provides that, in the event that a change of control occurs and within 12 months following the change of control, he or she is terminated involuntarily by PalmSource other than for cause (as defined in the management and retention agreement) or he or she voluntarily terminates his or her employment with PalmSource for good reason (as defined in the management and retention agreement) and signs a mutual release with PalmSource, then he or she is entitled to receive from PalmSource: (i) 100% of his or her annual base salary and target annual bonus; (ii) continued employee benefits until the earlier of two years from the date of termination or the date upon which such person and his or her dependents become covered under another employer’s comparable plans; (iii) 100% of the higher of (a) such person’s target bonus as in effect for the fiscal year in which the change of control occurs or (b) such person’s target bonus as in effect for the fiscal year in which the termination occurs, prorated by the number of days the person worked in the year; and (iv) acceleration of 100% of the unvested portion of any stock option, restricted stock or other equity compensation held by such person.

7 of 16

In addition, each management retention agreement provides that if the severance and other benefits provided for by the management retention agreement, or otherwise, are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then such person will receive: (i) a payment sufficient to pay such excise tax and (ii) an additional payment sufficient to pay the excise tax and any taxes arising from the payments made by PalmSource to such person.

Agreements with Former Executive Officers

Consistent with the terms of severance agreement filed with the SEC on August 9, 2003 as Exhibit 10.19 to PalmSource’s Registration Statement on Form S-4, PalmSource entered into a separation agreement with David C. Nagel, its former president and chief executive officer, on May 22, 2005. The separation agreement was filed with the SEC on May 24, 2005 as Exhibit 99.1 to PalmSource’s Current Report on Form 8-K. Under the terms of the separation agreement and in exchange for a release of claims, Mr. Nagel received (i) a lump sum payment of $2.48 million (comprised of a severance payment of $1.24 million and a bonus payment of $1.24 million), less standard withholdings and deductions; (ii) accelerated vesting of 158,135 options to purchase our common stock; and (iii) benefits coverage for two years as specified in the severance agreement. Further, in exchange for Mr. Nagel’s agreement to continue as a part-time employee to provide transition services to PalmSource through July 15, 2005 and a second release of claims, he received nominal cash consideration and the accelerated vesting of 268,445 shares of restricted stock held by him.

Four other former executive officers also received severance benefits in fiscal year 2005. In 2003, PalmSource entered into severance agreements with Ms. Schindler, who served as our senior vice president of worldwide marketing, Ms. Yochum, who served as our chief administrative officer and corporate secretary, Mr. Potts, who was our vice president of worldwide marketing and sales, and Mr. Slotnick, who was our chief products officer. These severance agreements were filed with the SEC on August 29, 2003 as Exhibits 10.15, 10.17, 10.14 and 10.16, respectively, to PalmSource’s Registration Statement on Form S-4.

Pursuant these severance agreements and in exchange for a release of claims, these former executive officers received the following payments:

•	Ms. Schindler: lump sum payment of $275,000, accelerated vesting of 26,253 stock options and 40,904 shares of restricted stock, plus a cash payment of $13,750 under the PalmSource FY2005 Bonus Plan for periods preceding her termination;

•	Ms. Yochum: lump sum payment of $310,000 and accelerated vesting of 20,954 stock options;

•	Mr. Potts: lump sum payment of $225,000 and accelerated vesting of 16,404 stock options and 1,474 shares of restricted stock; and

•	Mr. Slotnick: lump sum payment of $240,000, accelerated vesting of 32,677 stock options and 38,041 shares of restricted stock, and a cash payment of $8,688 under the PalmSource FY2005 Bonus Plan for periods preceding his termination.

PalmSource also entered into a severance agreement with Mr. Limp in 2003, which was filed with the SEC on August 29, 2003 as Exhibit 10.13 to PalmSource’s Registration Statement on Form S-4. However, because Mr. Limp resigned his employment with PalmSource, no benefits were due or paid to him pursuant to his severance agreement.

Compensation Committee Interlocks And Insider Participation

During the last fiscal year, our Compensation Committee was composed of three non-employee directors, Messrs. Edelstein and Gassée and Dr. Shoven, none of whom is a current or former officer or employee of PalmSource or any of our subsidiaries. No executive officer of PalmSource served, during the same period, on the compensation committee (or equivalent) or the board of directors of any other entity which had one or more executive officers serving on our Compensation Committee or our board of directors.

8 of 16

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION1

Introduction

The Compensation Committee has overall responsibility for approving and evaluating PalmSource’s executive officer compensation plans, policies and programs, including compensation of PalmSource’s chief executive officer. The Compensation Committee consists of three directors who are not employees of PalmSource.

Philosophy

The Compensation Committee has reviewed and approved compensation policies, plans and programs that seek to (i) ensure and sustain PalmSource’s competitive position; (ii) link compensation to individual performance; (iii) enhance stockholder value by aligning the financial interests of the executive officers with those of PalmSource’s stockholders; and (iv) provide a competitive core level of benefits and enhancements on a cost-sharing basis. The Compensation Committee uses independent surveys of comparable industries and segments to help determine whether PalmSource’s compensation policies, plans and programs are competitive within the market. The policies, plans and programs are designed to provide an incentive to management to grow revenues, provide quality returns on investment, enhance stockholder value and contribute to the long-term growth of PalmSource. All policies, plans and programs are reviewed at least annually to ensure they meet the current strategies and needs of the business.

Compensation Plans

PalmSource’s executive compensation is based on three components—base salary, annual cash incentives and long-term equity incentives. Each of these is intended to support the overall compensation philosophy.

Base Salary

The Compensation Committee reviews the base salaries for the executive officers, including the chief executive officer, based on their respective job responsibilities and scope, level of expertise and experience required, overall business performance and individual contribution. The Compensation Committee also considers competitive compensation of similarly positioned executives in comparable companies, based on independent survey information. Salaries for executive officers are reviewed by the Compensation Committee on an annual basis and may be changed based on the individual’s performance, increased scope of responsibility or a change in competitive pay levels in the marketplace.

Annual Incentives

Annual cash incentive compensation is a key tool that PalmSource uses to attract, retain, motivate and reward executive officers. Incentive compensation is variable and tied to corporate performance. During the last fiscal year, all employees of PalmSource (except sales professionals, who were compensated based on individual sales compensation plans) were eligible to participate in the Fiscal Year 2005 Bonus Plan. This plan provided cash awards for meeting individual performance goals and achievement of PalmSource’s annual revenue and operating income target goals. In the last fiscal year, because PalmSource’s financial performance did not reach the revenue or operating income targets, that portion of the bonus tied to PalmSource’s performance was not paid to employees, including executive officers.

Equity Incentives

Long-term equity incentives are provided through restricted stock grants and grants of stock options to executive officers and other key employees pursuant to PalmSource’s 2003 Equity Incentive Plan and 2004 Inducement Equity Incentive Plan. The stock component of compensation is intended to retain and motivate employees to improve long-term stockholder value. Stock options are granted at fair market value and have value only if PalmSource’s stock price increases. The Compensation Committee believes this element of the total compensation program directly links the executive’s interests with those of the stockholders and the long-term performance of PalmSource.

PalmSource often grants options and/or restricted stock to employees, including executive officers, when they first join PalmSource. These initial awards are based on a number of criteria, including their respective job responsibilities and scope, the level of expertise and experience required for their position, and “hiring bonus” equity incentives offered to similarly situated executives at similar companies. The Compensation Committee reviews and approves equity grants to employees who join at a vice president or executive level.

In addition, options and restricted stock may be granted from time to time based on PalmSource and individual performance, as well as market data for similar companies. The Compensation Committee establishes the number and terms of options granted under the equity plans to the chief executive officer as well as all other executive officers. The table entitled “Securities Ownership of Certain Beneficial Owners and Management” reflects the ownership position of the directors and executive officers as of September 10, 2005. Options and restricted stock granted to executive officers typically vest over a two to four year period, and options may be exercised over a 10 year period from the date of grant.

Limitation on Deduction of Compensation Paid to Certain Executive Officers

Section 162(m) of the Internal Revenue Code (the “Code”) limits PalmSource to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain named executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. The Compensation Committee has considered the potential impact of Section 162(m), and PalmSource’s executive compensation program is designed to ensure that compensation of its executives is deductible under Section 162(m) to the extent it falls within the limitations of the Section or qualifies as “performance-based compensation.” However, the Compensation Committee may from time to time approve compensation that is not so deductible.

The Compensation Committee believes that the programs described above provide compensation that is competitive with comparable emerging technology companies, link executive and stockholder interests and provide the basis for PalmSource to attract and retain qualified executives. The Compensation Committee will continue to monitor the relationship among executive compensation, PalmSource’s performance and stockholder value as a basis for determining PalmSource’s ongoing compensation policies and practices.

[1]	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of PalmSource under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

9 of 16

Compensation of Chief Executive Officer

In May 2005, Patrick McVeigh was appointed as interim chief executive officer of PalmSource. Following Mr. McVeigh’s appointment, the Compensation Committee reviewed Mr. McVeigh’s compensation and concluded that the additional responsibilities and required contribution of serving in this capacity warranted an increase in the compensation Mr. McVeigh had been receiving as our senior vice president, worldwide licensing and sales and increased Mr. McVeigh’s annual base salary, while he serves as interim chief executive officer, to $375,000. This increase was approved to be retroactive to May 22, 2005. In addition, the Compensation Committee approved (i) a performance bonus in the amount of $50,000 for the first fiscal quarter of fiscal year 2006 and a grant of 6,500 shares of common stock at par value to be issued at the end of the first quarter of fiscal year 2006; (ii) a quarterly performance bonus in the amount of $50,000 for the remainder of fiscal year 2006 and (iii) a grant of 19,500 shares of common stock at par value, with 6,500 shares vesting at the end of each of the second, third and fourth quarters of fiscal year 2006, provided that in each case Mr. McVeigh continues to serve as interim chief executive officer.

David C. Nagel served as president and chief executive officer of PalmSource from December 2001 until May 22, 2005. Mr. Nagel’s annual base salary for the last fiscal year was $620,000. The board did not increase Mr. Nagel’s base salary in 2005 from the prior year. This reflected the Compensation Committee’s belief that Mr. Nagel’s base salary was at a competitive level for similar technology companies. Mr. Nagel received a severance payment of $2,248,000 in fiscal year 2005.

Compensation of Other Current Executive Officers

Following the end of fiscal year 2005, the Compensation Committee approved the following compensation and equity grants for our chief financial officer and senior vice president, research and development. The Compensation Committee recommended the following compensation and equity grants because it views the continued employment of these individuals by PalmSource as important for PalmSource to meet it goals. The Compensation Committee also believed that this compensation and these equity grants are commensurate with the responsibilities of these individuals.

Ms. Seeley’s annual base salary was increased to $350,000 retroactive to July 20, 2005. In addition Ms. Seeley is eligible to earn a target bonus of $175,000. Ms. Seeley was granted 5,500 shares of common stock at par value at the end of the first quarter of fiscal year 2006. Further, Ms. Seeley was granted 16,500 shares of common stock at par value, with 5,500 shares vesting at the end each of the second, third and fourth fiscal quarters of fiscal year 2006, provided that she continues to serve as chief financial officer.

Mr. Kelley’s annual base salary was increased to $275,000, effective July 1, 2005. Mr. Kelley is eligible to earn a target bonus of $137,500. In addition, Mr. Kelley was granted 2,650 shares of common stock at par value at the end of the first quarter of fiscal year 2006. Further, Mr. Kelley was granted 7,950 shares of common stock at par value, with 2,650 shares vesting at the end each of the second, third and fourth fiscal quarters of fiscal year 2006 provided that he continues to serve as senior vice president, research and development. Further, Mr. Kelley was granted 50,000 stock options under PalmSource’s 2003 Equity Incentive Plan, which options vest over a period of four years.

Compensation Committee

John B. Shoven, Ph.D., Chairperson

P. Howard Edelstein

Jean-Louis Gassée

10 of 16

PERFORMANCE MEASUREMENT COMPARISON2

The following graph shows a total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) in cash on October 28, 2003 (the date on which our common stock began trading on The Nasdaq National Market) for: (i) our common stock; (ii) The Nasdaq National Market Index; and (iii) the RDG Software Composite Index. Our stock price performance shown in the graph below is not indicative of future stock performance.

[2]	This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of PalmSource under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

11 of 16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding the ownership of our common stock as of September 10, 2005 by: (i) each director and nominee for director; (ii) each of the named executive officers; (iii) all executive officers and directors of PalmSource as a group; and (iv) all those known by PalmSource to be beneficial owners of more than five percent (5%) of our common stock. Unless otherwise indicated, the address of each of the beneficial owners listed in this table is: c/o PalmSource, Inc., 1188 East Arques Avenue, Sunnyvale, California 94085.

	Beneficial Ownership(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Total
Goldman Sachs Asset Management, L.P. 32 Old Slip New York, NY 94089 (2)	897,037	5.32%
David A. Rocker c/o Rocker Partner, L.P. 374 Milburn Avenue, Suite 205E Milburn, NJ 07041 (3)	860,036	5.10%
Patrick McVeigh (4)	26,000	*
Jeanne Seeley (5)	22,000	*
David C. Nagel (6)	523,563	3.01%
Gabriele R. Schindler (7)	84,382	*
Lawrence Slotnick (8)	109,471	*
Doreen S. Yochum (9)	83,809	*
David A. Limp (10)	57,184	*
Lamar Potts (11)	45,110	*
Andre Dahan	—	*
P. Howard Edelstein (12)	20,400	*
William L. Keever	—	*
Jean-Louis F. Gassée (13)	29,000	*
John B. Shoven, Ph.D. (14)	29,000	*
Betsy Rafael (15)	5,000	*
All directors and executive officers as a group (15 persons)	1,077,561	6.40%

*	Less than one percent.
(1)	Number of shares beneficially owned and the percentage of shares beneficially owned are based on 16,848,696 shares of our common stock outstanding as of September 10, 2005, adjusted as required by rules promulgated by the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes sole or shared voting or investment power with respect to such shares. All shares of common stock subject to options currently exercisable or exercisable within 60 days after September 10, 2005 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to the table, based on information provided by the persons named in this table, such persons have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	Based on a Schedule 13G dated February 7, 2005 filed with the SEC by Goldman Sachs Asset Management, L.P.
(3)	Based on a Schedule 13G dated February 4, 2005 filed with the SEC by Mr. Rocker.
(4)	Includes 19,500 shares subject to repurchase by PalmSource as of September 10, 2005.
(5)	Includes 16,500 shares subject to repurchase by PalmSource as of September 10, 2005.
(6)	Includes 523,563 options to acquire shares exercisable prior to October 15, 2005.
(7)	Includes 84,382 options to acquire shares exercisable prior to October 5, 2005.
(8)	Includes 87,139 options to acquire shares exercisable prior to October 5, 2005.
(9)	Includes 83,809 options to acquire shares exercisable prior to November 19, 2005.
(10)	Includes 57,184 options to acquire shares exercisable prior to November 19, 2005.
(11)	Includes 45,110 options to acquire shares exercisable prior to November 19, 2005.
(12)	Includes 20,000 options to acquire shares exercisable within 60 days of September 10, 2005.
(13)	Includes 29,000 options to acquire shares exercisable within 60 days of September 10, 2005.
(14)	Includes 29,000 options to acquire shares exercisable within 60 days of September 10, 2005.
(15)	Includes 5,000 options to acquire shares exercisable within 60 days of September 10, 2005.

12 of 16

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the end of the fiscal year ended June 3, 2005.

	(A)	(B)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (A))(1)(2)
Equity compensation plans approved by security holders	2,637,649	$21.21	842,141
Equity compensation plans not approved by security holders	176,926	$10.03	90,158
Total	2,814,575		932,299

(1)	Includes 455,795 shares reserved for issuance pursuant to PalmSource’s Employee Stock Purchase Plan. The Employee Stock Purchase Plan provides for annual increases in the number of shares available for issuance on January 1st of each year, beginning in 2005, equal to the lesser of: (i) 180,000 shares; (ii) 1.5% of the outstanding common stock on the immediately preceding date; or (iii) an amount determined by the board of directors.
(2)	PalmSource’s 2003 Equity Incentive Plan provides for annual increases in the number of shares available for grant on January 1st of each year, beginning in 2005, equal to the lesser of: (i) 5% of the outstanding shares of common stock on the immediately preceding date; (ii) 1,000,000 shares; or (iii) an amount determined by the board of directors.

13 of 16

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PalmSource has entered into employment and change of control agreements with certain of its executive officers. For more information, see “COMPENSATION OF EXECUTIVE OFFICERS—Employment and Change of Control Agreements.”

Following the end of the 2005 fiscal year, the Compensation Committee approved additional compensation to Mr. McVeigh, Ms. Seeley and Mr. Kelley as follows:

Following Mr. McVeigh’s appointment as interim chief executive officer of PalmSource in May 2005, the Compensation Committee reviewed Mr. McVeigh’s compensation and concluded that the additional responsibilities and required contribution of serving in this capacity warranted an increase in the compensation Mr. McVeigh had been receiving as our senior vice president, worldwide licensing and sales and increased Mr. McVeigh’s annual base salary, while he serves as interim chief executive officer, to $375,000. This increase was approved to be retroactive to May 22, 2005. In addition, the Compensation Committee approved (i) a performance bonus in the amount of $50,000 for the first fiscal quarter of fiscal year 2006 and a grant of 6,500 shares of common stock at par value to be issued at the end of the first quarter of fiscal year 2006, (ii) a quarterly performance bonus in the amount of $50,000 for the remainder of fiscal year 2006 and (iii) a grant of 19,500 shares of common stock at par value, with 6,500 shares vesting at the end of each of the second, third and fourth quarters of fiscal year 2006, provided that in each case Mr. McVeigh continues to serve as interim chief executive officer.

Ms. Seeley’s annual base salary was increased to $350,000 retroactive to July 20, 2005. In addition Ms. Seeley is eligible to earn a target bonus of $175,000. Ms. Seeley was granted 5,500 shares of common stock at par value at the end of the first quarter of fiscal year 2006. Further, Ms. Seeley was granted 16,500 shares of common stock at par value, with 5,500 shares vesting at the end each of the second, third and fourth fiscal quarters of fiscal year 2006, provided that she continues to serve as chief financial officer.

Mr. Kelley’s annual base salary was increased to $275,000 effective July 1, 2005. Mr. Kelley is eligible to earn a target bonus of $137,500. In addition, Mr. Kelley was granted 2,650 shares of common stock at par value at the end of the first quarter of fiscal year 2006. Further, Mr. Kelley was granted 7,950 shares of common stock at par value, with 2,650 shares vesting at the end each of the second, third and fourth fiscal quarters of fiscal year 2006, provided that he continues to serve as senior vice president, research and development. Further, Mr. Kelley was granted 50,000 stock options under PalmSource’s 2003 Equity Incentive Plan, which options vest over a period of four years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of the board of directors has selected PricewaterhouseCoopers LLP as PalmSource’s independent registered public accounting firm. PricewaterhouseCoopers LLP has been engaged to audit our financial statements since November 2002.

Audit Fees

During the last two fiscal years ended May 28, 2004 and June 3, 2005, respectively, the aggregate fees paid to PricewaterhouseCoopers LLP for the professional services rendered for the audit of PalmSource’s annual financial statements, audit of historical carve-out financial statements and for the reviews of the financial statements included in PalmSource’s Form 10-Q quarterly reports or registration statement, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $253,000 and $312,000, respectively.

Audit-Related Fees

“Audit-related” fees include assurance and related services reasonably related to the performance of the audit or review of PalmSource’s financial statements, such as reports on internal control, review of SEC filings, merger and acquisition due diligence and related services. The aggregate fees paid to PricewaterhouseCoopers LLP for services related to the performance of their audit and review of financial statements that are not included in “audit fees” above were approximately $921,000 and $934,000 for the fiscal years ended May 28, 2004 and June 3, 2005, respectively.

Tax Fees

Tax fees include tax-related services, such as tax return review, preparation and compliance, as well as strategic tax planning services, including in connection with PalmSource’s international subsidiaries, and structuring of acquisitions. The aggregate fees paid to PricewaterhouseCoopers LLP for these services were approximately $8,000 for the fiscal year ended May 28, 2004 and none for the fiscal year ended June 3, 2005.

All Other Fees

Other than those described above, during the last two fiscal years ended May 28, 2004 and June 3, 2005, approximately $0 and $1,500, respectively, were paid to PricewaterhouseCoopers LLP for accounting research subscription service.

Pre-Approval Policies and Procedures

The Audit Committee meets with PalmSource’s independent registered public accounting firm to approve the annual scope of accounting services to be performed, including all audit and non-audit services, and the related fee estimates. The Audit Committee also meets with PalmSource’s independent registered public accounting firm, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to PalmSource’s earnings announcements, to review the results of their work. As appropriate, management and PalmSource’s independent registered public accounting firm update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved.

Under its charter, the Audit Committee has the authority and responsibility to review and approve the retention of PalmSource’s independent registered public accounting firm to perform any proposed permissible non-audit services. To date, all audit and non-audit services provided by PricewaterhouseCoopers LLP have been pre-approved by the Audit Committee in advance.

Independence of Registered Public Accounting Firm

The Audit Committee has determined that the rendering of all the aforementioned services by PricewaterhouseCoopers LLP was compatible with maintaining their independence. During the fiscal year ended June 3, 2005, none of the total hours expended on PalmSource’s financial audit by PricewaterhouseCoopers LLP was provided by persons other than PricewaterhouseCoopers LLP’s full-time permanent employees.

14 of 16

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date: September 30, 2005	By:	*
Patrick McVeigh Interim Chief Executive Officer

Pursuant to the requirements of the Security and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

*	Interim Chief Executive Officer (Principal Executive Officer)	September 30, 2005

Patrick McVeigh

/s/ JEANNE SEELEY	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 30, 2005

Jeanne Seeley

*	Chairman of the Board of Director	September 30, 2005

Jean-Louis F. Gassée

*	Director	September 30, 2005

Andre Dahan

*	Director	September 30, 2005

P. Howard Edelstein

*	Director	September 30, 2005

William L. Keever

*	Director	September 30, 2005

Betsy Rafael

*	Director	September 30, 2005

John B. Shoven, Ph.D.

*By:	/s/ JEANNE SEELEY
Jeanne Seeley
Attorney-in-Fact

15 of 16

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

16 of 16