Form 10-Q
period 2005-09-02
PALMSOURCE INC
filed 2005-10-06
CIK 1178056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 2, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of September 19, 2005, 16,848,946 shares of our Common Stock were outstanding.

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

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended August 31,
	2005	2004
Revenues:
Related party license and royalty	$63	$1,071
Third party license and royalty	14,843	15,963

Total license and royalty	14,906	17,034
Related party support and service	77	91
Third party support and service	780	1,027

Total support and service	857	1,118

Total revenues	15,763	18,152

Cost of revenues:
License and royalty	709	754
Support and service	534	486

Total cost of revenues	1,243	1,240

Gross margin	14,520	16,912
Operating expenses:
Research and development	7,692	8,460
Sales and marketing	3,990	4,908
General and administrative	5,022	5,151
Restructuring charge and employee termination benefits	38	602
Cost associated with acquisition	452	—
Separation costs	—	16

Total operating expenses	17,194	19,137

Loss from operations	(2,674)	(2,225)
Interest expense	—	(31)
Interest and other income (expense), net	744	239
Gain on early extinguishment of debt	—	1,875

Loss before income taxes	(1,930)	(142)
Income tax provision	48	23

Net loss	$(1,978)	$(165)

Basic net loss per share	$(0.12)	$(0.01)

Shares used in computing basic net loss per share amounts	16,114	14,263

Diluted net loss per share	$(0.12)	$(0.01)

Shares used in computing diluted net loss per share amounts	16,114	14,263

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except par value amounts)

(Unaudited)

	August 31, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,530	$22,228
Short-term investments	37,307	35,088
Accounts receivable, net	10,430	11,583
Receivable from Palm	6,249	6,186
Prepaids and other	1,876	2,099

Total current assets	72,392	77,184
Restricted investments	121	121
Property and equipment, net	6,262	6,950
Goodwill	73,022	72,759
Intangible assets, net	2,161	2,359
Long-term investments	16,237	14,418
Long-term receivable from Palm	13,717	13,453
Other assets	501	620

Total assets	$184,413	$187,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,002	$2,866
Deferred revenue	7,544	6,854
Accrued employee termination benefits	796	2,718
Other accrued liabilities	7,801	9,175

Total current liabilities	19,143	21,613
Non-current liabilities:
Deferred revenue	6,702	7,362
Other liabilities	4,153	4,224

Commitments and contingencies (Notes 6 and 11)

Stockholders’ equity:
Common stock, $.001 par value, authorized: 950,000 shares, respectively; outstanding: 16,849 and 15,160 shares, respectively	17	17
Additional paid-in capital	189,761	189,619
Accumulated other comprehensive income	333	287
Unearned stock-based compensation	(1,836)	(3,376)
Accumulated deficit	(33,860)	(31,882)

Total stockholders’ equity	154,415	154,665

Total liabilities and stockholders’ equity	$184,413	$187,864

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended August 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,978)	$(165)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	790	416
Imputed interest on long-term receivables from Palm	(264)
Stock-based compensation expense	1,419	2,244
Deferred income taxes	71	130
Impairment of equity investment recorded at cost	54	—
Loss on disposal of assets	8	—
Gain on early extinguishment of debt	—	(1,875)
Changes in assets and liabilities:
Accounts receivable	1,153	(287)
Prepaids and other	257	268
Accounts payable	131	(135)
Deferred revenue	30	(985)
Accrued employee termination benefits	(1,922)	602
Other accrued liabilities	(1,186)	1,531

Net cash provided by (used for) operating activities	(1,437)	1,744
Cash flows from investing activities:
Purchase of property and equipment	(249)	(89)
Purchase of available-for-sale securities	(32,925)	(52,000)
Sale/maturity of available-for-sale securities	28,850	52,000

Net cash used for investing activities	(4,324)	(89)
Cash flows from financing activities:
Offering expense	—	(710)
Repayment of long-term convertible subordinated note	—	(13,125)

Net cash used for financing activities	—	(13,835)
Effect of exchange rate changes on cash	63	17

Change in cash and cash equivalents	(5,698)	(12,163)
Cash and cash equivalents, beginning of period	22,228	27,144

Cash and cash equivalents, end of period	$16,530	$14,981

Other cash flow information:
Cash paid for income taxes	$(38)	$(74)

The accompanying notes are an integral part of these condensed consolidated financial statements

PalmSource, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Background and Basis of Presentation

PalmSource, Inc. (PalmSource or the “Company”) is a leading developer and licensor of software for mobile information devices. Our software platform, Palm OS, consists of operating system software and software development tools that operate the features and functions on personal digital assistances (“PDAs”), smartphones and other handheld devices such as industrial and industry-specific PDAs used in education, healthcare and hospitality industries.

The Company was incorporated in Delaware on December 3, 2001, as a wholly owned subsidiary of Palm, Inc. (“Palm”). On October 28, 2003, Palm distributed on a pro-rata basis all of the outstanding shares of PalmSource common stock to Palm stockholders, an event referred to in this document as the distribution.

PalmSource and Palm have entered into various agreements detailing the provisions of the distribution of PalmSource from Palm and related tax, transition services and employee matters. See Note 9, Transaction with Palm, for additional discussion.

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary (which are of a normal and recurring nature, except see Note 8. Restructuring Charges and Employee Termination Benefits, for a description of other than normal recurring adjustments) for the fair statements of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three months ended August 31, 2005 and 2004 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the fiscal year ended May 31, 2006 or any future period.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended May 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of May 31, 2005 has been derived from the audited consolidated financial statements of the Company.

Note 2. Summary of Significant Accounting Policies

Fiscal Year

PalmSource’s 52-53 week fiscal year ends on the Friday nearest to May 31. Fiscal year 2006 contains 52 weeks. Fiscal year 2005 contained 53 weeks. PalmSource’s fiscal quarters end on a Friday and are 13 weeks in length except the fourth fiscal quarter of 2005 was 14 weeks in length. For presentation purposes, the periods have been presented as ending on August 31 and May 31. Unless otherwise stated, all years and dates refer to PalmSource’s fiscal year and fiscal quarters.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in PalmSource’s condensed consolidated financial statements and the accompanying notes. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of revenues and expenses reported for each of its fiscal periods are affected by estimates and assumptions, which are used for, but not limited to, the accounting for revenue recognition, goodwill impairments, loss contingencies, restructuring and income taxes. Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of PalmSource and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts in the consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year’s presentation. In particular, the Company has reclassified cash flow activity relating to certain auction rate securities, for which interest rates reset in less than three months, but for which the maturity date is longer than three months. The resulting impact of this reclassification on the statements of cash flows for the three months ended August 31, 2004 was to increase purchases of investments by $52.0 million and increase sales of investments by $52.0 million.

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

Stock-Based Compensation

PalmSource employees participate in PalmSource employee stock plans, which are described more fully in Note 7, Stockholders’ Equity, and, until the distribution, participated in Palm employee stock plans. The Company accounts for activity under its stock plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB No. 25) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. PalmSource accounts for stock-based compensation relating to equity instruments issued to non-employees based on the fair value of options or warrants estimated using the Black-Scholes option valuation model on the date of grant and re-measured until the measurement date in compliance with Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense is amortized using the multiple option approach in compliance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The following table illustrates the effect on net loss if PalmSource had elected to recognize stock-based compensation expense based on the fair value of the options granted at the date of grant and restricted stock at the grant date as prescribed by SFAS No. 123. For the purposes of this disclosure, the estimated fair value of the options and restricted stock is assumed to be amortized to expense over the vesting periods, using the multiple option approach.

	Three Months Ended August 31,
(In thousands)	2005	2004
Net loss, as reported	$(1,978)	$(165)
Add: Stock-based compensation included in reported net loss	1,487	2,244
Less: Stock-based compensation expense determined under fair value method for all awards	(621)	(6,953)

Pro forma net loss	$(1,112)	$(4,874)

Basic and diluted net loss per share, as reported	$(0.12)	$(0.01)

Pro forma basic and diluted net loss per share	$(0.07)	$(0.34)

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

	PalmSource Stock Option Plans		PalmSource Employee Stock Purchase Plan
	Three Months Ended August 31		Three Months Ended August 31
	2005	2004	2005	2004
Risk-free interest rate	3.8%	2.9%	3.4%	1.9%
Volatility	100%	100%	33%	100%
Option term (in years)	3.5	3.3	1.3	1.9
Dividend yield	0%	0%	0%	0%

The weighted average estimated fair value of PalmSource stock options granted during the three months ended August 31, 2004 and 2005 was $12.89 and $5.39 per share respectively (as adjusted for PalmSource’s one-for-five reverse stock split). The weighted average estimated fair value of shares granted under the PalmSource Employee Stock Purchase Plan during the three months ended August 31, 2005 was $2.70 per share (as adjusted for PalmSource’s one-for-five reverse stock split). No shares were issued under the PalmSource Employee Stock Purchase Plan during the three months ended August 31, 2004.

Net Loss Per Share

Basic net loss per share is calculated based on the weighted average shares of common stock outstanding during the period, excluding shares of restricted stock subject to repurchase. Diluted net income per share is calculated based on the weighted average shares of common stock outstanding and potentially dilutive shares. Potentially dilutive shares consist of stock options and common stock subject to repurchase, calculated using the treasury stock method and convertible subordinated note, calculated using the if-converted method. Diluted net loss per share does not include outstanding Palm options held by PalmSource employees, as these are not options to purchase PalmSource stock. The following potentially dilutive shares, stock options and outstanding shares of convertible preferred stock, restricted stock and convertible subordinated note were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive for the three months ended August 31, 2005 and 2004 of 43,000 and 232,000, respectively.

The components of net loss per share were as follows:

	Three Months Ended August 31,
(In thousands, except per share data)	2005	2004
Basic Net Loss Per Share
Net loss	$(1,978)	$(165)
Weighted average number of common shares outstanding during the period	16,114	14,263

Basis net loss per share	$(0.12)	$(0.01)

Diluted Net Loss Per Share
Net Loss	$(1,978)	$(165)
Weighted average number of common shares outstanding during the period	16,114	14,263
Shares issuable from assumed exercise of options using the treasury stock method	—	—
Shares issuable from assumed conversion of convertible subordinated notes	—	—

Total shares for purpose of calculating diluted net loss per share	16,114	14,263

Diluted net loss per share	$(0.12)	$(0.01)

Comprehensive Loss

The components of comprehensive loss, were as follows:

	Three Months Ended August 31,
(In thousands)	2005	2004
Net loss	$(1,978)	$(165)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	28	82
Change in cumulative translation adjustment	18	21

Total other comprehensive income	46	102

Comprehensive loss	$(1,932)	$(63)

Effects of Recent Accounting Pronouncements

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

On March 29, 2005, the SEC issued Staff Accountants Bulletin (“SAB”) 107 which expresses the views of the SEC regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payments arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payments transactions with nonemployees, the transition from nonpublic to public entity status, valuations methods (including assumptions such as expected volatility and expected term), the accounting of certain redeemable financial instrument issues under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123R in an interim period, capitalization of compensation costs related to share-based payment arrangements, the accounting for income tax effects of share-based payments arrangements upon adoption of SFAS No. 123R, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations subsequent to adoption of SFAS No. 123R. We are currently evaluating the impact that SAB 107 will have on our results of operations and financial position when we adopt it in fiscal 2007.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “ and is effective for fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, unless otherwise specified in the standard. We do not expect the adoption of SFAS No. 154 in fiscal 2007 to have a material impact on our consolidated financial statements.

Note 3. Acquisitions

Acquisitions

On January 28, 2005, the Company completed the acquisition of all of the outstanding stock of China MobileSoft Ltd. (“CMS”), a Bermuda mobile phone software company with business operations headquartered, through its wholly-owned subsidiary MobileSoft Technology (Nanjing) Co, Ltd. (“MTN”), in China. The acquisition of CMS is expected to further extend PalmSource’s leadership as a software provider for phones and mobile devices worldwide. In consideration of the acquisition, the Company issued 1,508,010 shares of the Company’s common stock valued at $21.4 million. Of the total shares issued, the Company restricted an aggregate of 347,859 shares valued at $3.6 million for certain executives. These shares were not included in the net purchase price and will be recorded as compensation expense in future periods. These shares will vest every six months over a twenty-four month period following the acquisition closing date. The Company also had an outstanding loan to CMS valued at $1.5 million and incurred $2.7 million in transaction fees, consisting of legal, valuation, and accounting fees. The common stock issued was valued in accordance with EITF No. 99-12, using the average of the closing prices of the Company’s common stock on The Nasdaq National Market for the two days prior to measurement date and two days after the measurement date of December 8, 2004. The total purchase price is summarized below (in thousands).

Fair value of stock	$21,447
Fair value of loan	1,531
Transaction costs	2,661
Less: Restricted stock	(3,579)

Total purchase price	$22,060

As part of the purchase agreement, 20% of the shares of the Company’s common stock issued for the purchase are held in escrow for unknown liabilities that may have existed as of the acquisition date. The escrow shares are included as part of the purchase price in the Consolidated Balance Sheet as of February 28, 2005. One-third of the shares, less the amount of any pending or settled indemnification claims, were released from escrow on the date that is 20 business days after completion of the audit of the Company’s 2005 financial statements. The remaining shares will be released from escrow on the date that is 20 business days after completion of the audit of the Company’s 2006 financial statements, and issuance of the opinion thereon by the Company’s independent registered public accounting firm but in no event later than January 28, 2007, subject to extension for any pending claims for indemnification.

The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is summarized below (in thousands). Certain amounts of the purchase price were allocated to intangible assets which were determined through established valuation techniques in the high-technology computer industry. The allocation of purchase price may be subject to change based on the final estimates of fair value, however, such changes are not expected to be material.

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

The goodwill amount has been adjusted during the first quarter ended August 31, 2005. See Note, Goodwill and Other Intangible Assets.

The Company believes that the amount allocated to goodwill in the acquisition is primarily attributable to the future value and strategic importance of having a wholly-owned subsidiary in the China market.

The other intangible assets will be amortized over periods which reflect the pattern in which the economic benefits of the assets are expected to be realized. The existing technology is being amortized straight-line over an estimated useful life of three years, customer relationships are being amortized straight-line over an estimated useful life of five years, non compete agreements are amortized straight line over a two-year period, and tradenames are amortized straight-line over three years. No residual value is estimated for the other intangible assets. In accordance with SFAS No. 142, the Company will not amortize the goodwill, but will evaluate it at least annually for impairment. Goodwill is not expected to be deductible for tax purposes. Results of operations and balance sheets for periods prior to the acquisition were not material to us and accordingly, pro forma results of operations have not been presented. Results of operations from the acquisition date have been included in the consolidated results of operations.

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of May 31, 2005	$72,759
Goodwill adjustments during the period	263

Balance as of August 31, 2005	73,022

During the first quarter ended August 31, 2005, we recorded an increase in the goodwill balance related to the accelerated vesting of 24,959 shares originally issued as part of the acquisition of CMS to a certain executive under the Lockup and Retention Agreement. These shares were originally not included in the net purchase price and were to be recorded as compensation expense in future periods. However, the executive was terminated on July 5, 2005 as part of a work force reduction before vesting any of the shares as an employee.

Intangible assets consist of the following (in thousands):

	Amortization Period	Gross Carrying Amount	August 31, 2005		Gross Carrying Amount	May 31, 2005
			Accumulated Amortization	Net		Accumulated Amortization	Net
Core technology	24-48 months	$15,209	$(14,164)	$1,045	$15,209	$(14,054)	$1,155
Non-compete covenants	6-24 months	1,090	(913)	177	1,090	(882)	208
Other	36-60 months	2,170	(1,231)	939	2,170	(1,174)	996

		$18,469	$(16,308)	$2,161	$18,469	$(16,110)	$2,359

Note 5. Debt

Following the distribution, PalmSource issued a $15.0 million convertible subordinated note to Texas Instruments, Inc. (“Texas Instruments”), bearing interest at 5% per annum and due December 6, 2006. In June 2004, PalmSource negotiated a prepayment of the $15.0 million convertible subordinated note in exchange for a 12.5% discount on the outstanding principal. Under the terms of the prepayment agreement, PalmSource paid approximately $13.1 million (plus accrued interest) of the original $15.0 million principal outstanding, resulting in a gain on early extinguishment of debt of approximately $1.9 million.

Note 6. Commitments

PalmSource leases its facilities under noncancellable operating lease agreements, which expire at various dates through 2010. Future minimum payments under all noncancellable operating lease agreements as of August 31, 2005 are as follows (in thousands):

Years ending May 31,	Operating Leases
2006 (remaining 9 months)	$1,065
2007	1,398
2008	1,036
2009	1,006
2010	671

Total minimum lease payments	$5,176

In June 2002, PalmSource entered into two royalty agreements with third-party vendors, and in February 2004, PalmSource entered into another royalty agreement with a third-party vendor for certain licensed technology, which includes minimum commitments. In December 2003, one of these royalty agreements was renegotiated and the minimum commitment was eliminated.

Future minimum commitments under these agreements as of August 31, 2005 are as follows (in thousands):

Years ending May 31,	Minimum payments
2006 (remaining 9 months)	$668
2007	731
2008	439
2009	335

Total minimum royalty payments	$2,173

PalmSource has certain payments due to Palm under the business services and other agreements that were entered into with Palm in connection with the separation. The agreements with Palm also include certain indemnifications, including indemnifications of Palm under the tax sharing agreement, of any tax liability incurred by Palm on account of the sale of PalmSource’s common stock in connection with the distribution. The terms of such indemnification provide for no limitation for the maximum potential payments for such obligations and accordingly the maximum potential amount of future payments is undeterminable at this time. The Company has not been notified of any claims under these indemnifications and has no liabilities recorded for these indemnifications as of May 31, 2005 and August 31, 2005. (See Note 9, Transactions with Palm.)

Under the indemnification and warranty provisions of the Company’s standard software license agreements, the Company agrees to defend the licensee against third-party claims asserting infringement by the Company’s products of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay any judgments entered on such claims against the licensee. The Company has never incurred significant expense under its product or services indemnifications or warranty provisions. As a result, the Company believes the estimated fair value on these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of May 31, 2005 and August 31, 2005.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. These indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002; however, new officers or directors added under these arrangements will not be grandfathered. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of May 31, 2005 and August 31, 2005.

The Company had made certain acquisitions prior to the adoption of FIN No. 45. As part of an acquisition, the Company acquires all of a company’s stock or all of its assets and liabilities including assuming certain indemnification obligations that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these obligations as of May 31, 2005 and August 31, 2005.

Note 7. Stockholders’ Equity

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

Employee Stock Purchase Plan

On June 30, 2003, the Company’s Board of Directors adopted the PalmSource 2003 Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees, including employees of participating subsidiaries, with the opportunity to purchase shares of the Company’s common stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under section 423 of the Internal Revenue Code. The Company has reserved a total of 580,000 shares of common stock, which includes 180,000 shares added in January, 2005 pursuant to the ESPP provision for annual increase, as adjusted for the one-for-five reverse stock split. As of August 31, 2005, 455,795 shares were available for issuance. There were no purchases during the quarter ended August 31, 2004 and 2005.

Stock Option Plans

On June 30, 2003, the Company’s Board of Directors approved the adoption of the PalmSource 2003 Equity Incentive Plan (“Equity Incentive Plan”) and the termination of the 2001 Stock Option Plan effective as of August 1, 2003. The Equity Incentive Plan provides for the grant of the following types of incentive awards: (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) performance units and (e) performance shares. Pursuant to the terms of the Equity Incentive Plan, the options may be granted at an exercise price of not less than fair market value of our common stock on the grant date and have a term not exceeding ten years. In addition, the Equity Incentive Plan provides for annual increases in the number of shares available for grant on January 1st of each year, beginning in 2005, equal to the lesser of: (i) 5% of the outstanding shares of common stock on the immediately preceding date; (ii) 1,000,000 shares; or (iii) another amount determined by our board of directors.

The Company has reserved a total of 4,395,330 shares of its common stock, as adjusted for the one-for-five reverse stock split. This includes an increase of 760,036 shares pursuant to the annual increase provision and 9,000 shares from the Company’s 2001 Stock Option Plan which had been reserved but not granted pursuant to options under the PalmSource 2001 Stock Option Plan and returned to the PalmSource 2001 Stock Option Plan as a result of the termination of options or the repurchase of unvested shares issued under the 2001 Stock Option Plan. During fiscal year 2004 and 2005, 2,666,144 and 1,338,078 options were granted and 2,108,374 and 381,574 were cancelled, respectively. During fiscal 2005, 5,625 options were exercised. For the three months ended August 31, 2005, 773,650 options were granted and 354,492 options were cancelled. No options were exercised during this period.

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

On December 7, 2004, the Company’s Board of Directors authorized the 2004 Inducement Equity Incentive Plan (“Inducement Plan”). The Inducement Plan provides for the grant of the following types of incentive awards: (a) nonqualified stock options, (b) stock appreciation rights, (c) restricted stock, and (d) restricted stock units. The Company has reserved a total of 300,000 shares of its common stock for the Inducement Plan. During the three months ended August 31, 2005, no options were granted or exercised. 16,018 options were cancelled during this period.

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

The following table provides summary information regarding other restricted stock grants made by the Company:

Date of grant	Employee groups	Number of shares of restricted stock granted	Aggregate stock based compensation
November 7, 2003	Employees	30,572	$1.1 million
July 29, 2004	Certain key executives	50,268	$1.0 million
August 19, 2004	Consultant	10,000	$0.2 million
February 4, 2005	Employees	50,000	$0.4 million
April 28, 2005	Employee	15,000	$0.1 million
August 26, 2005	Employees	62,500	$0.4 million

Each of these restricted stock grants are being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on the date of the grant.

On January 28, 2005, in connection with the acquisition of CMS, the Company issued 347,859 shares of restricted stock to certain key executives of CMS. The issuance of the restricted stock to these employees resulted in an aggregate of $3.6 million of unamortized stock-based compensation, which is being amortized as a non-cash compensation charge as the restrictions lapse (the vesting period). The restricted stock charge was calculated based on the closing price of PalmSource common stock on January 28, 2005. On July 5, 2005, one executive was terminated as part of a work force reduction and in accordance with the Executive’s Lockup and Retention Agreement, 24,959 shares were vested immediately. (See Note 4, Goodwill and Other Intangible Assets)

The Company amortizes non-cash stock compensation charges over the vesting period using the multiple option approach in accordance with FIN No. 28. The employee and executive restricted stock awards issued in 2003, 2004 and 2005 vest 50% on the first anniversary of the grant date and 50% on the second anniversary of the grant date. The consultant restricted stock awards and the restricted stock granted on February 4, 2005 vest 25% on the grant date and thereafter 25% upon 6-month anniversary of the grant date, one-year anniversary of the grant date, and 18-month anniversary of the grant date. During the three months ended August 31, 2004 and 2005, the Company recognized stock compensation expense of $2.2 million and $1.5 million, respectively, related to the above restricted stock grants.

Note 8. Restructuring Charges and Employee Termination Benefits

In the fourth quarter of fiscal year 2005, PalmSource recorded a charge related to employee severance benefits of $2.7 million related to workforce reductions of 37 regular employees, primarily in the U.S. The charge was recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits an amendment of FASB Statements No. 5 and 43. The charge was recorded in the fourth quarter because the Company has a policy to pay severance benefits to employees that are involuntarily terminated, and the Company’s past practice was sufficient to warrant the presumption that this was understood by the employees. The charge related to employee severance benefits was recorded when the facts indicated that the liability was probable and the amount of the liability reasonably estimable. The headcount reductions were completed before the end of the first quarter of fiscal year 2006. $2.0 million of the accrued costs were paid in cash during the first quarter of fiscal year 2006. At the end of first quarter of fiscal year 2006, the remaining balance of the accrued costs was $0.8 million, which includes an additional $38,000 recorded during the first quarter of fiscal year 2006. This amount is expected to be paid in cash during the second quarter of fiscal year 2006.

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

The following table summarizes the restructuring and employee termination benefit expenses by expense type for three months ended August 31, 2004 and 2005:

	For the Three Months Ended August 31,
(In thousands)	2005	2004
By expense type:
Severance related	$38	$602
Facilities related	—	—

Total	$38	$602

By cost reduction action:
Executive and functional reorganization	$—	$—
General cost reduction	38	602
Other	—	—

	$38	$602

The following table shows the activity and estimated timing of future payouts for restructurings and employee termination benefits (in thousands):

	Severance and related benefits	Facilities	Other	Total
	Amounts in thousands
Balance, May 31, 2005	$2,718	$—	$—	$2,718
Provision	38	—	—	38
Cash payments	(1,960)	—	—	(1,960)

Balance, August 31, 2005	$796			$796
Estimated timing of future payouts:
Q2 fiscal year 2006	$796			$796

Note 9. Transactions with Palm

Software License Agreement

Under the Amended and Restated Software License Agreement executed June 4, 2003 (the “Software License Agreement”), PalmSource agreed to grant to Palm certain licenses to develop, manufacture, test, maintain and support its products that use Palm OS as their primary operating system. In addition, PalmSource agreed to grant to Palm a source code license and certain rights to use, reproduce, grant end user sublicenses and distribute certain object code versions of PalmSource software. Palm will pay PalmSource license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees. On May 23, 2005, PalmSource and Palm entered into the Second Amended and Restated Software License Agreement (the “SARSLA”). The principle changes made to the Software License Agreement were the following:

•	the term was extended through December 2, 2009.

•	the minimum annual royalty and license commitments were added to apply to each of the additional three years (see the next table for the amounts) provided that certain development milestones between the parties are met by PalmSource.

•	The amounts, if any, spent by Palm on PalmSource professional services will be credited towards the annual royalty and license minimum commitments on the basis of $1 credit for every $2 spent on professional services.

•	Palm’s access to the Palm OS source code is extended for the three additional years for an additional fee of $400,000 per year during those three years. This provision gives Palm more extensive access to the code, expanded rights to request bug fixes in the software platform with time frames for accepting or rejecting these bug fixes.

This table displays the minimum annual royalty and license commitments in the SARSLA and the Software License Agreement:

	Current Agreement	Previous Agreement
	SARSLA
	(in millions )
Contract year ending December 2:
2002	$40.0	$40.0
2003	$37.5	$37.5
2004	$39.0	$39.0
2005	$41.0	$41.0
2006	$42.5	$42.5
2007	$35.0
2008	$20.0
2009	$10.0

Total	$265.0	$200.0

Under the terms of these arrangements, PalmSource has recognized license and royalty and support and service revenues as follows (in millions):

	Three Months ended August 31
	2005	2004
License and royalties	$12.7	$10.3
Support and service	0.2	0.2

Total	$12.9	$10.5

Trademark Agreements

Under the various agreements as amended in May 23, 2005, PalmSource has been granted the exclusive right to use and sublicense the Palm Marks and Palm has been granted the exclusive right to use and sublicense “Palm” alone and in all other combination marks. Since the distribution, the use of trade names, trademarks, service marks and domain names that contain the word or letter string “Palm” were controlled by Palm Trademark Holding Company, LLC (“PTHC”), a holding company established and initially owned 45% by Palm and 55% by PalmSource for the purpose of receiving, holding, maintaining, registering, enforcing and defending such intellectual property. PTHC’s administration of the intellectual property was governed by its operating agreement and by trademark license agreements between PTHC and each of PalmSource and Palm. Based on its operating structure, the PTHC arrangement was essentially a cost sharing mechanism between Palm and PalmSource to administer the intellectual property rights attributed to the “Palm” trademark and, as a result, the adoption of FIN No. 46 did not have a material impact on PalmSource’s consolidated financial statements.

On May 23, 2005, PalmSource entered into an agreement to sell its 55% interest in PTHC to Palm for $30 million in cash. This amount was determined to be the approximate fair value of PalmSource’s interest in PTHC, based on a valuation analysis obtained from an independent valuation firm. This transaction has been accounted for as an asset sale, and the $30 million proceeds, which will be paid in installments over a 3½ year period, have been discounted using an appropriate interest rate.

Balance sheet presentation (In thousands)	August 31, 2005	May 31, 2005
Receivable from Palm	$6,249	$6,186

Long-term receivable from Palm	$13,717	$13,453

The agreement further requires PalmSource to cooperate in the future effort to record the assignment of rights to the Palm Marks and Palm Brand, transferring domain names, and to share in the related future legal expenses related to providing clean title to the Palm Marks and Palm Brand up to a maximum of $187,500.

Under provisions of the Amended Trademark Licensing Agreement, over the next four years, PalmSource will retain the exclusive rights to use the PalmSource name and certain related Palm Marks for itself and its licensees at no additional cost over the next four years to allow PalmSource time to obtain and transition itself and its licensees to a new brand identity.

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

Other Agreements

Palm and PalmSource have also entered into a number of other agreements including the SDIO license agreement, the Elaine software license and services agreement, and the development agreement. These agreements generally cover the use of various internally developed software by both parties. In addition, Palm and PalmSource also entered into a strategic collaboration agreement that provides each with opportunity to look for opportunities to collaborate the development of new versions of Palm OS. Under that agreement, Palm and PalmSource have entered into a Strategic Co-Development Agreement covering their agreement co collaborate on defining and developing a version of Palm OS Cobalt that would run on a Linux Kernel.

Note 10. Other Related Party Transactions

Under the terms of the License Agreement between PalmSource and Sony, PalmSource has recognized license and royalty revenues of $63,000 and $1.1 million for the quarter ended August 31, 2005, and 2004, respectively. In addition, PalmSource has recognized support and service revenues of $77,000 and $91,000 for the quarter ended August 31, 2005, and 2004 respectively. These amounts have been included in related party revenues in the consolidated financial statements. As of August 31, 2005 and May 31, 2005, approximately $0 and $2.3 million, respectively, represents outstanding receivables from Sony and is included in receivables from related parties in the consolidated financial statements.

Note 11. Litigation

On February 9, 2004, a suit was filed in the United States District Court for the Northern District of California naming the Company, palmOne, and Handspring as defendants. The case is captioned E-Pass Technologies, Inc. v. palmOne, Inc., PalmSource, Inc. and Handspring, Inc., Case No. C04-0528. The case alleges that the three defendants have engaged in willful infringement, both direct and contributory and inducement of infringement, of U.S. Patent No. 5,276,311, titled, “Method and Device for Simplifying the Use of a Plurality of Credit Cards, or the Like,” with respect to certain hardware products allegedly offered for sale by palmOne, PalmSource and Handspring. The complaint seeks injunctive relief, unspecified damages and attorneys’ fees. E-Pass filed claims against 3Com and Palm in 2000 alleging infringement of the same patent; however, the suit naming the Company identifies additional products as infringing and seeks unspecified compensatory damages, treble damages and a permanent injunction against future infringement. Both Palm and PalmSource have filed Motions for Summary Judgment on a number of grounds, including non-infringement and invalidity, but the court has not ruled on those motions as of the date of this filing. On February 25, 2005, the court issued its claim construction order and the parties have commenced discovery. PalmSource has requested that the Court rule on its motions or set the schedule for trial without further delay. The Court indicated that discovery is stayed until the Court issues its rulings on the summary judgment motions. After issuing a ruling the Court will, if necessary, then schedule a status conference to determine a schedule for the case. The Company intends to defend vigorously against the claim.

On July 16, 2003, a suit was filed in the Los Angeles County Superior Court naming PalmSource as a defendant. The case is captioned Chet Taylor, et al. v. Palm, Inc., PalmSource, Inc., and Solutions Group, et al., No. BC299134. The complaint alleges that persons who purchased Palm PDAs with customer-accessible batteries after June 1999 lost data upon battery replacement. The complaint alleges unfair and deceptive business practices in alleged violation of California’s unfair competition statute and Consumer Legal Remedies Act, breach of express and implied warranties and fraud. The complaint seeks unspecified compensatory and punitive damages, restitution and an injunction prohibiting the defendants from similar conduct in the future. Palm is managing this litigation, and believes it has good defenses for all parties. On March 28, 2005 Palm, on behalf of itself and its unincorporated department Solutions Group and PalmSource, Inc. (for the purpose of this paragraph, “Palm”) entered into a Settlement Agreement and General Release (the “Settlement”). Final approval of the Settlement was not granted and a settlement conference has been scheduled for October 14, 2005. Palm is responsible for the Palm obligations agreed to in the settlement and will not look to PalmSource for contribution or reimbursement related to this matter.

On April 28, 1997, Xerox Corporation filed suit in the United States District Court for the Western District of New York. As a result of subsequent amendments, the case currently names as defendants 3Com Corporation, U.S. Robotics Corporation, U.S. Robotics Access Corp., Palm Computing, Inc., Palm, Inc., PalmSource, Inc., and Palm Inc. The complaint alleges willful infringement of U.S. Patent No. 5,596,656, or ‘656 patent, titled “Unistrokes for Computerized Interpretation of Handwriting” and seeks unspecified damages and an order permanently enjoining the defendants from infringing the ‘656 patent in the future. In 2000, the District Court granted summary judgment to the defendants, ruling that the ‘656 patent is not infringed by the Graffiti handwriting recognition software then used in handheld computers using Palm OS. Xerox appealed the dismissal to the United States Court of Appeals for the Federal Circuit, or CAFC, and the CAFC remanded the case to the District Court for further proceedings. On December 20, 2001, the District Court granted Xerox’s motion for summary judgment that the ‘656 patent is valid, enforceable, and infringed. The defendants appealed and the CAFC again remanded the case to the District Court for a determination of the issues of invalidity and enforceability of the ‘656 patent. On May 21, 2004, the District Court granted the defendants’ motion for summary judgment on invalidity and denied Xerox’s motion for summary judgment that the patent is not invalid. On June 1, 2004, the defendants filed a motion for clarification of the ruling regarding the District Court’s summary judgment decision and on June 10, 2004, Xerox filed a motion to alter or amend that decision. On February 16, 2005, the District Court granted defendants’ motion for consideration and ordered that the asserted claims for the ‘656 patent are invalid and denied plaintiff’s motion for reconsideration and/or relief for judgment. As part of PalmSource’s separation agreements with Palm, Palm is required to indemnify PalmSource for certain damages that PalmSource may incur due to the Xerox litigation. (See Note 9, Transactions with Palm). Although Palm has prevailed at the current stage of the litigation on the claims made by Xerox, there can be no assurance that Palm will be ultimately successful or that an adverse outcome will not significantly harm PalmSource’s business.

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

Geographic Information

PalmSource is headquartered in the United States. In addition to most of its operations in the United States, the Company has a development center in France. With the acquisition of CMS, the Company has established operations in China, principally Nanjing. PalmSource conducts its sales, marketing and customer service activities throughout the world. Geographic revenue information is based on the location of the customer. Geographic long-lived tangible asset information is based on the physical location of the assets. All restricted investments are located in the United States. For the three months ended August 31, 2004 and 2005, no country outside the United States or Japan accounted for 10% or more of total revenues. Revenues and long-lived assets by geographic region are as follows (in thousands):

	Three Months Ended August 31,
	2005	2004
Revenues:
United States	$14,179	$14,287
Japan	140	1,162
Other	1,444	2,703

Total	$15,763	$18,152

	August 31, 2005	May 31, 2005
Long-lived assets excluding goodwill:
United States	$19,872	$20,488
China	562	470
Other	167	186

Total	$20,601	$21,144

The following individual customer accounted for 10% or more of total revenues for the fiscal periods ended:

	Three Months Ended August 31,
	2005	2004
Palm	82%	58%

Note 13. Subsequent Events

On September 8, 2005 PalmSource, Inc. announced it had entered into an Agreement and Plan of Merger, dated September 8, 2005 (the “Merger Agreement”) with ACCESS Co. Ltd (“ACCESS”) and Apollo Merger Sub, Inc. a directly, wholly-owned subsidiary of ACCESS (the “Merger Sub”) pursuant to which ACCESS will acquire PalmSource, Inc. shares in an all cash transaction. The Merger Agreement contemplates that Merger Sub will be merged with and into the Company, with the Company being the surviving corporation in such merger as a direct wholly-owned subsidiary of ACCESS (the “Merger”), and each outstanding share of the Company’s common stock shall be converted into the right to receive an amount equal to $18.50 in cash (the “Merger Consideration”) upon surrender of the certificate representing such share of the Company’s common stock following the Merger.

Consummation of the Merger is subject to various conditions, including, among others, the approval and adoption of the Merger Agreement by the Company’s stockholders, the absence of certain legal impediments to consummation of the Merger, the receipt of certain regulatory approvals and the Company’s representations and warranties being true in all material respects, subject to certain qualifications. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay ACCESS a termination fee of $9.7 million. The Company expects the merger to be complete by the end of the calendar year. There have been and will continue to be substantial costs associated with the Merger through its closing, including legal and other professional fees. These amounts will be expensed as incurred, beginning in the second quarter of fiscal year 2006.

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

The risks, uncertainties and assumptions referred to above include, but are not limited to, those risks discussed here and the risks discussed from time to time in our other public filings. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update these forward-looking statements. Please see the section titled “Risk Factors” for a discussion of risks and uncertainties relevant to our business. These items are factors that we believe could cause our actual results to differ materially from expected and historical results. We also advise you to consult any future disclosure we make on related subjects in our reports we file with the SEC. Other factors also could adversely affect us.

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

Historically, our licensees have experienced higher seasonal demand for their products, particularly PDAs, during our second and third fiscal quarters. This seasonality was primarily the result of the end of year gift-giving season in many countries. In addition, if necessary, certain licensees, including Palm, satisfy the remaining amount of their yearly minimum commitments, in our third fiscal quarter. Historically, these factors have resulted in a substantial increase in revenues for our third fiscal quarter as compared to other quarters in the fiscal year. In fiscal 2005, we did not see the same level of seasonality as we did in previous years, and we expect this trend to continue to moderate going forward as mobile phones become a larger part of our total revenue. Specifically, smartphones do not have the same seasonality as PDAs, and as our licensees’ product mix shifts toward smartphones, we believe that the seasonality of our revenue may be reduced or eliminated.

As described in Note 13 of Notes to Condensed Consolidated Financial Statements, on September 8, 2005, we announced that we had entered into an Agreement and Plan of Merger, dated September 8, 2005 for ACCESS Co. Ltd to acquire PalmSource, Inc. shares in an all cash transaction.

Current Trends Affecting Our Operating Results

Concentration of Our Customers. We currently depend on Palm for the majority of our revenues. The Palm revenues were recognized as related party revenues prior to the distribution of October 28, 2003 and as third-party revenues subsequent to the distribution of October 28, 2003. Sony is a related party because they are a stockholder. These amounts have been included in related party revenues in the condensed consolidated financial statements. Palm can cease selling Palm Powered products at any time, which could be due to their withdrawal from the market or their use of a competing operating system. Palm recently announced that it would begin to offer products that utilize a Microsoft operating system.

Revenues and percentage of total revenues from Palm and Sony for the quarter ended August 31, 2005 and 2004 were as follows (in thousands):

	For the Three Months Ended August 31,
	2005		2004
	Revenues	% of total Revenues	Revenues	% of total Revenues
Related party:
Sony	$140	0.9%	$1,162	6.4%

Third party:
Palm	$12,943	82.1%	$10,456	57.6%

We expect that Palm will continue to account for a substantial portion of our revenues for the foreseeable future. On May 23, 2005, we and Palm entered into the Second Amended and Restated Software License Agreement (the “SARSLA”). The principle changes made to the Software License Agreement were the following:

•	the term was extended for an additional three years and will expire December 2, 2009.

•	the minimum annual royalty and license commitments were added to apply to each of the additional three years provided that certain development milestones between the parties are met by PalmSource.

•	The amounts, if any, spent by Palm on PalmSource professional services will be credited towards the annual royalty and license minimum commitments on the basis of $1 credit for every $2 spent on professional services.

•	Palm’s access to the Palm OS source code was extended for the three additional years for an additional fee of $400,000 per year during those three years. This provision gives Palm more extensive access to the code, expanded rights to request bug fixes in the software platform with time frames for accepting or rejecting these bug fixes.

See Note 9 of Notes to Condensed Consolidated Financial Statements

Although our license agreement with Sony runs through October 2012, Sony has announced the termination of its Clie® PDA product line, and has not announced plans for any additional Palm Powered products. As a result, our revenues from Sony have declined significantly.

We have a number of other licensees, but to date, the sales volume for their products has not been as high as that of Palm. Although we have recently added new licensees such as LG Electronics, these new licensees have yet to introduce products into the market that generate revenue for us. The product development and commercial shipment process for our licensees is generally eight to twelve months, and sometimes substantially longer, depending upon the complexity of the product, the licensee’s experience with Palm OS, and other factors. Smartphones generally take an especially long time to develop and ship, because they are complex and because they must be tested and approved by wireless operators before they are shipped to users. Because of this long development time, the period between signing a licensee and receiving royalty revenue from them can be lengthy.

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

Our product mix is shifting toward converged mobile devices, but not yet fast enough to fully offset the decline in PDAs. For example, in the three months ended August 31, 2005, smartphones were 44% of our unit shipment mix, compared to 21% in the same period a year before. Our overall unit shipments declined from 1.4 million to 1.2 million in the three month period. The shift toward smartphones has also offset a large part of the decline in revenue associated with lower PDA sales. This is because smartphones tend to sell at higher average selling prices than do PDAs, leading to higher per unit royalty revenue from our licensees.

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

PalmSource has recognized license and royalty fees based upon the shipment of Palm’s products which incorporate PalmSource’s software and maintenance and support fees from Palm since December 3, 2001, the effective date of our software license agreement with Palm.

The accounting related to revenue recognition in the software industry is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments. We recognize revenues as discussed above and follow the detailed guidelines discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

Goodwill Impairment. We perform an evaluation of the carrying value of goodwill on an annual basis or whenever an event or change in circumstances occurs which would indicate potential impairment. We anticipate that during fiscal year 2006, we will be required to test for goodwill impairment more frequently. In response to changes in industry and market conditions, we may strategically realign our resources in a manner that could result in an impairment of goodwill. We cannot assure you that future impairment tests will not result in a charge to earnings. At the quarter ended August 31, 2005, our goodwill balance was $73.0 million or approximately 40% of total assets.

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

Results of Operations

Comparison of Three Months Ended August 31, 2005 and 2004

Related party license and royalty revenues.

	Three Months Ended August 31,
(In thousands)	2005	2004	Percent Change
Related party license and royalty revenues	$63	$1,071	(94)%
Percentage of total revenues	0.4%	5.9%

License and royalty revenues from Sony were $63,000 and $1.1 million for the three months ended August 31, 2005, and 2004, respectively. Related party revenues from Sony decreased by $1.0 million for the three months ended August 31, 2005 compared to the same period in fiscal year 2005 due to Sony’s withdrawal of the Clie® handheld from worldwide markets, including Japan.

Third party license and royalty revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2005	2004
Third party license and royalty revenues	$14,843	$15,963	(7)%
Percentage of total revenues	94.2%	87.9%

The decrease in third party license and royalty revenues during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 was principally due to lower revenues from certain of our licensees experiencing lower revenues from their products which incorporate the Palm OS partially offset by variable Palm revenues. Palm’s license and royalty revenues were $12.7 million for the three months ended August 31, 2005 compared to $10.3 million for the three months ended August 31, 2004, an increase of $2.3 million due to increased shipments of Palm’s wireless unit. In the three months ended August 31, 2004 we also renegotiated license agreements that increased revenue in that period by approximately $1.1 million. The renegotiations resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). We did not have a similar level of renegotiated agreements for the three months ended August 31, 2005.

Related party support and service revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2005	2004
Related party support and service revenues	$77	$91	(16)%
Percentage of total revenues	0.5%	0.5%

Support and service revenues from Sony were $0.1 million for both three months ended August 31, 2005 and 2004. The decrease in related party support and service revenues during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 was due to Sony’s withdrawal of the Clie® handheld from worldwide markets, including Japan, and renegotiating their maintenance and support contracts to buy-out their contract.

Third party support and service revenues.

	Three Months Ended August 31,		Percent Change
(In thousands)	2005	2004
Third party support and service revenues	$780	$1,027	(24)%
Percentage of total revenues	4.9%	5.7%

The decrease in third party support and service revenues during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 was primarily due to a decrease in expired support agreements, offset partially by the increase PalmSource China’s professional services revenue.

Cost of license and royalty revenues.

	Three Months Ended August 31,
(In thousands)	2005	2004	Percent Change
Cost of license and royalty revenues	$709	$754	(6)%
Percentage of total revenues	4.5%	4.1%

Cost of license and royalty revenues principally represents royalty payments to third-party technology vendors, payments to publishers for eBook content and amortization of purchased intangible assets. The decreases in cost of license and royalty revenues during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 in absolute dollars were primarily due to a cessation of annual minimums in amortization of purchased intangibles as certain intangible assets became fully amortized, partially offset by an increase in amortization of intangibles related to our acquisition of CMS in January 2005. The majority of our cost of license and royalty revenues is of a fixed nature. The amortization of purchased intangibles and term license fees paid to technology vendors are recognized ratably, and are not directly related to or allocable to revenues. We expect cost of license and royalty revenues to increase due to increased royalty payments to new third-party technology vendors for licensed technology to support new versions and features of Palm OS, which will be partially offset by a decline in amortization of purchased intangible assets as certain intangible assets become fully amortized.

Cost of support and service revenues.

	Three Months Ended August 31,
(In thousands)	2005	2004	Percent Change
Cost of support and service revenues	$534	$486	10%
Percentage of total revenues	3.4%	2.7%

Cost of support consists of costs to provide software updates and technical support for software products, and cost of service represents costs to provide product development, engineering services, consulting and training. The increases in cost of support and service revenues during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 in absolute dollars and as a percentage of total revenues were primarily due to the expansion of our China operations, partially offset by a reduction in employee related costs in the U.S. resulting from restructuring efforts. We monitor our support and service costs and expect that such costs will fluctuate in accordance with customer demand for our support and service offerings.

Research and development expenses.

	Three Months Ended August 31,
(In thousands)	2005	2004	Percent Change
Research and development expenses	$7,692	$8,460	(9)%
Percentage of total revenues	48.8%	46.6%

Research and development expenses consist primarily of personnel and related costs, including bonus expense, to support our product development and related information technology and facilities costs. The decreases in research and development expenses during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 in absolute dollars were primarily due to a decrease in employee related expenses resulting from restructuring efforts and attrition, and a reduction of company bonus plan. The increases in research and development expenses as a percentage of total revenues by 2% during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 reflected a reduction in revenue base. Our research and development expenses are primarily fixed employee costs. These costs are monitored and reviewed by management, and we expect to adjust our research and development efforts in response to market conditions and economic trends. We believe that continued investment in research and development is critical in attaining our strategic objectives, restructuring efforts were made to leverage our existing offshore research and development centers and, as a result, we expect our research and development costs increase during the remainder of this fiscal year.

Sales and marketing expenses.

	Three Months Ended August 31,
(In thousands)	2005	2004	Percent Change
Sales and marketing expenses	$3,990	$4,908	(19)%
Percentage of total revenues	25.3%	27.0%

Sales and marketing expenses consist primarily of personnel and related costs, including bonus expense, of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, PalmSource developer conferences, promotional materials, customer conferences and related information technology and facilities costs. The decrease in sales and marketing expenses during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 in absolute dollars and as a percentage of total revenues were primarily due to a decrease in stock-based compensation expense as the vesting period for certain restricted stock grants ended during the first two months of the quarter ended August 31, 2005. In the comparable prior quarter, a full quarter of stock-based compensation expense was recorded. Also contributing to the reduction of sales and marketing expenses in the current quarter were decreases in employee related expenses resulting from our restructuring efforts, a reduction in the company bonus plan and reduced use of outside consultants.

We expect sales and marketing expenses to fluctuate in the remainder of the fiscal year due to factors such as market conditions, changes in employee headcount, geographic expansion, economic trends and the cost and timing of future PalmSource developer conferences.

General and administrative expenses.

	Three Months Ended August 31,
(In thousands)	2005	2004	Percent Change
General and administrative expenses	$5,022	$5,151	(2)%
Percentage of total revenues	31.9%	28.4%

General and administrative expenses consist primarily of personnel and related costs, including bonus expense, for general corporate functions, such as including executive, legal, finance, accounting, human resources and related information technology and facilities costs. The decreases in general and administrative expenses during the three months ended August 31, 2005 compared to the same period in fiscal year 2005 in absolute dollars and as a percentage of total revenues were primarily due to a decrease in stock-based compensation expense as the vesting period for certain restricted stock grants ended during the first two months of the quarter ended August 31, 2005. In the comparable prior year, a full quarter of stock-based compensation expense was recorded. In addition, there was also a decrease due to a reduction in the company bonus plan. These decreases were offset partially by increases in consulting services for SOX compliance related costs and increased amortization and depreciation costs related to our move into the new building in February of 2005.

We expect general and administrative expenses to fluctuate in the remainder of the fiscal year due to factors such as changes in employee headcount, energy costs, and geographic expansion.

Restructuring charges and employee termination benefits.

	Three Months Ended August 31,
(In thousands)	2005	2004	Percent Change
Restructuring charges and employee termination benefits	$38	$602	(94)%
Percentage of total revenues	0.2%	3.3%

Restructuring charges and employee termination benefits principally consisted of workforce reductions, including severance, benefits, related expenses and facility closings. The employee termination benefits in the three months ended August 31, 2005 were primarily the adjustment from the fourth quarter of fiscal year 2005 restructuring of 37 employees. The restructuring charges in the three months ended August 31, 2004 were primarily workforce reduction costs for severance, benefits, and related costs associated with a reduction of 16 employees. In accordance with SFAS No. 146, restructuring costs are recorded as incurred. Restructuring charges for employee workforce reductions are recorded upon employee notification for employees whose required continuing service period is 60 days or less.

We will continue to realign resources as necessary to balance the size of our employee base with our current and anticipated revenue base. We anticipate that the actions we have taken will result in approximately $7.0 million of savings in payroll and payroll related expenses in the current fiscal year. We cannot provide assurance these savings will not be offset by reductions in revenue or increases in other costs, such as research and development expenditures, during the current fiscal year. We may incur additional restructuring charges in the future to align our cost structure with anticipated future revenues.

Costs associated with acquisition.

	Three Months Ended August 31,		Percent Change
(In thousands)	2005	2004
Costs associated with acquisition	$452	$0	100%
Percentage of total revenues	2.9%	0%

Costs associated with acquisition consist of legal and other professional fees. Total cash outlays for acquisition related costs were approximately $0.5 million for the three months ended August 31, 2005 compared to no costs in the same period in fiscal year 2005. The Company expects the merger to be completed by the end of the calendar year. There have been and will continue to be substantial costs associated with the Merger through its closing, including legal and other professional fees. These amounts will be expensed as incurred, beginning in the second quarter of fiscal year 2006.

Separation costs.

	Three Months Ended August 31,
(In thousands)	2005	2004	Percent Change
Separation costs	$0	$16	(100)%
Percentage of total revenues	0%	0.1%

Separation costs are generally consulting and professional fees related to separating our business from Palm, effecting the distribution and establishing PalmSource as a separate independent company. No separation costs were incurred for the three months ended August 31, 2005 compared to $16,000 the same period in fiscal year 2005. The costs were due to the completion of the PalmSource distribution in the second quarter of fiscal year 2004. The costs subsequent to the distribution represent adjustments to settle remaining costs and wrap-up activities. As the distribution was completed in the second quarter of fiscal year 2004, we do not expect to incur any separation costs in future periods.

Interest expense.

	Three Months Ended August 31,		Percent Change
(In thousands)	2005	2004
Interest expense	$(0)	$(31)	(100)%
Percentage of total revenues	(0)%	(0.2)%

Interest expense for the three months ended August 31, 2004 represents interest on the $15.0 million, 5% convertible, subordinated note issued to Texas Instruments. In June 2004, we negotiated a prepayment of the Texas Instrument $15.0 million 5% convertible subordinated note. We are no longer incurring interest expense.

Interest and other income (expense), net.

	Three Months Ended August 31,		Percent Change
(In thousands)	2005	2004
Interest and other income (expense), net	$744	$239	211%
Percentage of total revenues	4.7%	1.3%

The change in other income (expense) in the three months ended August 31, 2005 compared to the same period in fiscal year 2005 was primarily due to interest income on cash and investments from the public offering completed in April 2004 as well as interest recognized from the Palm receivable associated with the sale of PTHC (see Note 9 of Notes to Condensed Consolidated Financial Statements). We expect interest and other income (expense) net, to fluctuate in future periods due to factors such as changes in interest rates and foreign exchange fluctuations.

Gain on early extinguishment of debt.

	Three Months Ended August 31,		Percent Change
(In thousands)	2005	2004
Gain on early extinguishment of debt	$0	$1,875	(100)%
Percentage of total revenues	0%	10.3%

Gain on early extinguishment of debt for the three months ended August 31, 2004 represents the gain on extinguishment of the Texas Instrument $15.0 million 5% subordinated note in June 2004 at a discount of 12.5%.

Income tax provision.

	Three Months Ended August 31,		Percent Change
(In thousands)	2005	2004
Income tax provision	$48	$23	109%
Percentage of total revenues	0.3%	0.1%

We incurred net operating losses for the three months ended August 31, 2005 and 2004, and as a result we did not record a benefit for temporary differences and maintained a full valuation allowance. The change in the income tax provision for the three months ended August 31, 2005 compared to the same period in fiscal year 2005 was primarily due to the timing of research and development credits, amortization of intangible assets, and reduced foreign withholding taxes.

Liquidity and Capital Resources

First Quarter Fiscal Year 2006

During the first quarter of fiscal year 2006, our operating activities used cash of $1.4 million primarily to pay severance costs associated with the charge incurred in the fourth quarter of fiscal year 2005. We expect to continue to use cash in our operating activities in the future primarily to pay the remainder of the severance costs associated with the charge incurred in the fourth quarter of fiscal year 2005, and to pay costs associated with the ACCESS acquisition transaction including legal and professional fees. Our net cash flows from operating activities have fluctuated significantly between periods, partially due to the timing and amount of upfront initial license fees and timing of shortfall payment minimums. If we are unable to obtain significant upfront fees or otherwise increase our revenues faster than our expenses, we may be unable to generate positive cash flows from operations in the future. In the first quarter of fiscal year 2006, our $4.3 million use of cash for investing activities was from purchasing short-term and long-term securities. We anticipate that we may experience net sales/maturities of short-term and long-term securities in the future to the extent necessary to finance the anticipated use of cash in our operating activities.

Our liquidity is affected by many factors, some of which are based on normal ongoing operations of our business and some of which arise from U.S. and global economic uncertainties. We believe that our current cash and cash equivalents, together with our short-term and long-term investments and cash expected to be generated from operations, will be sufficient to satisfy our working capital, capital expenditures and operating expense requirements for the next 12 months. However, we may require or choose to obtain additional debt or equity financing in the future. We cannot assure you that financing, if needed, will be available on favorable terms, if at all. Any equity financing will dilute the ownership interests of our stockholders, and any debt financing may contain restrictive covenants.

First Quarter Fiscal Year 2005

During the first quarter of fiscal year 2005, our operating activities generated cash flows of $1.7 million principally due to higher levels of certain non-cash expenses such as amortization of stock based compensation and higher levels of accrued liabilities, partially offset by the gain on early extinguishment of debt. In the first quarter of fiscal year 2005, our $89,000 use of cash for investing activities was from purchasing property and equipment. In the first quarter of fiscal year 2005, our $13.8 million use of cash for financing activities was for the early repayment of a long-term convertible note. See Convertible Note below.

Short-Term and Long-Term Investments

At August 31, 2005, we had $37.3 million of short-term investments and $16.2 million of long-term investments primarily in high quality government securities compared to $35.1 million of short-term investments and $14.4 million of long-term investments at May 31, 2005. Our investments are subject to interest rate risk and will fall in value if market interest rates increase substantially.

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

Future payments under contractual obligations and other commercial commitments, as of August 31, 2005, were as follows (in millions):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Operating Leases	$5.2	$1.1	$3.4	$0.7	$—
Third-Party Royalty Commitments	2.2	0.7	1.5	—	—

Total Contractual Obligations	$7.4	$1.8	$4.9	$0.7	$—

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

As part of our separation agreements, Palm is required to indemnify us for certain damages that we may incur due to the Xerox litigation. If Palm is not successful in the Xerox litigation and is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses.

RISK FACTORS

You should carefully consider the risks described below and the other information in this quarterly report. Our business, results of operations or financial condition could be seriously harmed if any of these risks materialize. The trading price of our common stock may also decline due to any of these risks.

Risks Relating to the Merger with Access

Failure to complete our merger with ACCESS could have a material adverse effect on us.

On September 8, 2005, we entered into a merger agreement pursuant to which we will be acquired by ACCESS Co., Ltd., a Japanese corporation. We filed a copy of the merger agreement with the SEC on September 9, 2005 as Exhibit 2.1 to our Form 8-K Current Report. Under the merger agreement, each outstanding share of our common stock will be converted into the right to receive $18.50 in cash. The transaction is subject to a number of conditions set forth in the merger agreement, including our stockholders’ adoption of the merger agreement and customary regulatory approvals. There can be no certainty that these conditions will be satisfied (or waived, to the extent the merger agreement permits waiver). Failure to meet one or more of the conditions to closing may prevent completion of the merger. If our merger with ACCESS is not completed, our business, results of operations, financial condition and stock price could be materially adversely affected.

Risks Relating to Our Business

We have a history of losses, negative cash flows and limited cash resource, and we may never achieve or sustain profitability or positive cash flows.

We have not been continuously profitable during all of the periods for which we have prepared historical financial statements. During the fiscal years ended May 31, 2003, May 31, 2004 and May 31, 2005, we had net losses of approximately $21.8 million, $15.2 million and $10.2 million, respectively, on revenues of $73.4 million, $73.1 million and $71.9 million, respectively. During the quarter ended August 31, 2005, we had an operating loss of approximately $2.7 million on revenues of $15.8 million. Cash flow used for operations (negative cash flow) for the years ended May 31, 2003, 2004 and 2005 were $8.9 million, $14.5 million and $3.8 million, respectively, and during the quarter ended August 31, 2005, it was $1.4 million. While we have historically received upfront, initial license fees, which partially funded our negative cash flow from operations, we do not expect this trend to continue. We have historically had negative cash flow from operations and may not achieve positive cash flow in the future.

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

At August 31, 2005, our goodwill asset balance was $73.0 million or approximately 40% of total assets. We review goodwill for potential impairment at least annually or more frequently, whenever an event or change in circumstances occurs which would indicate potential impairment. In response to changes in industry and market conditions, we may strategically realign our resources in a manner that could result in an impairment of goodwill. The review of goodwill is based on financial projections of undiscounted and discounted net cash flows. These financial projections involve significant estimates with inherent uncertainties regarding future revenues, expenses and cash flows. We cannot provide assurance that future net cash flows will be sufficient to avoid future impairment charges, and, as a result, in the future, we may incur significant non-cash impairment charges, which could have a materially adverse impact on the results of our operations, our financial condition or our stock price.

We currently derive most of our revenues from a small number of licensees of Palm OS and there are a number of developments that have occurred or may occur in the future, with one or more of our licensees that could significantly harm our future business prospects including (but not limited to): the loss or reduction of purchases from one or more licensees; the full or partial withdrawal of one or more licensees, or their respective products, from a segment of the market; the introduction of new products from Palm or other licensees incorporating a competing operating system.

We currently derive most of our revenues from a small number of licensees of Palm OS. Revenues from Palm were $46.9 million or 65% of total revenue for fiscal year 2005, and for the quarter ended August 31, 2005, it was $12.9 million or 82% of total revenue. In June 2004, Sony announced that it would discontinue the Clie PDA product line. Additionally, the acquisition of Handspring by Palm has increased our customer concentration. We expect that Palm will continue to account for a substantial portion of our revenues for the foreseeable future.

If revenues from Palm or our other licensees do not grow as we anticipate, if some or all of our licensees experience delays or decide not to incorporate Palm OS into their future products, or if Palm experiences financial difficulties and is not able to satisfy its annual minimum royalty commitments, we will need to significantly reduce our expenses or increase our revenues from other sources to stay in business. Our license agreement with Palm will expire in December 2009 and our license agreement with Handspring was terminated following the Handspring merger. Nothing restricts licensees from competing with us or offering products based on competing operating systems and licensees may stop incorporating Palm OS in their products during the term of their agreements with limited notice to us. Some of our licensees already offer products that utilize competing operating systems. For example, Samsung and other licensees offer products that utilize a Microsoft operating system and Palm recently announced that it would begin to offer products that utilize a Microsoft operating system. We expect that these licensees will continue to offer products which utilize competing operating systems, and other licensees may begin to offer products that incorporate a competing operating system. Palm would still be required to pay the minimum annual payments pursuant to the license agreement, through December 2006, but the minimum annual payments for December 2007 through December 2009 are contingent upon us attaining certain key milestones with Palm.

Our future revenues may suffer as a result of Palm’s announcement that it would offer products that utilize a Microsoft operating system. Once these license arrangements expire, we may not be able to renegotiate them on favorable terms, or at all. Although we have entered into license agreements with new licensees in fiscal year 2003 and fiscal year 2004, most of these new licensees have yet to introduce products on the market that generate revenues for us. In fiscal year 2004 and in the first half of fiscal year 2005, we have renegotiated the existing license agreements with a few of our licensees, and we expect that in the future, we will renegotiate the existing license agreements of additional licensees. Such renegotiations have resulted in changes to some of the terms of the license agreements, some of which are less favorable to us than before the renegotiations, and we expect that future renegotiations of license agreements will also result in changes to some of the terms of the license agreements, some of which are expected to be less favorable to us than before the renegotiations. Additionally, the renegotiations have resulted in the acceleration of the receipt of payments from licensees (which has had the effect of earlier recognition of revenues) in exchange for more favorable terms to the licensees and a reduction of payments due from licensees in later periods (which has had the effect of reducing revenues to be recognized in later periods). If we do not continue to generate significant revenues from Palm or if we are unable to generate an increased percentage of our revenues from other licensees, our business, results of operations and financial condition will be significantly harmed.

Our operating results may fluctuate.

Our operating results are difficult to predict. We do not have a long history of operations, our operating results have fluctuated significantly and we have only operated separately from Palm since October 28, 2003. Factors that may cause fluctuations in our operating results, in addition to those disclosed elsewhere in this section entitled Risk Factors, include the following:

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

Our ability to generate revenues is largely dependent on the development, sales and marketing efforts of our licensees. If one or more of our licensees fails to develop or generate sales of products containing our software our revenues could be harmed. We are subject to many risks beyond our control that influence the success or failure of a particular licensee, including, but not limited to:

•	competition faced by the licensee in its particular market;

•	technical challenges unrelated to our technology that are faced by the licensee in developing its products;

•	the ability of our licensees to sell into wireless carriers and to obtain carrier network certification;

•	market acceptance of the licensee s products in the face of shifting consumer and enterprise preferences;

•	the engineering, sales and marketing and management capabilities of the licensee; and

•	the financial and other resources of the licensee.

If our licensees do not successfully develop, market and sell products with our software, our revenues and profitability will suffer and our business will be harmed.

We depend on wireless carriers accepting our platform software intended for smartphones and feature phones.

The acceptance of smartphones and feature phones by the market is highly dependent upon the procedures of wireless carriers. Wireless carriers are relatively few in number and their qualification, network certification and adoption procedures are long and stringent. We have limited experience in developing platform software intended for use in smartphones that comply with such procedures. Our competitors already have established relationships with a number of the wireless carriers. We cannot assure you that we will succeed in developing platform software to enable our licensees products to meet wireless carriers procedures or that wireless carriers will accept or promote the success of our licensees products. If our licensees products do not comply with wireless carriers qualification, network certification and adoption procedures or if wireless carriers do not promote the success of our licensees products, our business will be harmed.

We cannot accurately predict when we will recognize revenues from a particular licensee, if at all, or whether a particular licensee will ultimately market products incorporating Palm OS.

Once we enter into a license agreement, it often takes eight to twelve months or longer, depending on the specific technical capabilities of the licensee and the complexity of the licensee s product, for our licensees to develop commercially available products, if at all, on which we can begin to recognize license revenues. The process of persuading licensees to adopt our technology can be lengthy and, even if adopted, we cannot assure you that our technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in significant royalties to us. Due to these challenges, predicting when a new licensee will generate product royalty revenues, if at all, is difficult. If we invest management and engineering resources in a licensee but the licensee s product is ultimately not introduced to market or is not well received by end users, our operating results would suffer. Even if a licensee s product is introduced to market, the revenue recognition of royalties derived from sales of the product may be deferred to a later period, or may be recognized over an extended period, in accordance with U.S. generally accepted accounting principles.

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

We have made, and we intend to continue to make, significant investments in research and development. However, if we or our licensees or third-party developers fail to anticipate our customers and end users needs and technological trends accurately and are unsuccessful at developing and introducing appealing new products and services on a cost-effective and timely basis with acceptable prices and terms, we will not be able to compete effectively, our ability to generate revenues will suffer and our operating results will be harmed.

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

In connection with our separation agreements, Palm has agreed to indemnify us for damages incurred due to certain litigation with Xerox Corporation; if Palm is not ultimately successful in the litigation and is unable to or does not indemnify us, our business, results of operations, financial condition and cash flows would be significantly harmed, we may not be able to stay in business, and our licensees may not be able to ship products with Graffiti handwriting recognition software.

Palm and PalmSource are defendants in a civil action brought by Xerox Corporation in 1997 relating to the Graffiti handwriting recognition software then used in handheld computers using Palm OS, which is more fully described in Note 11, of Notes to Condensed Consolidated Financial Statements. As part of our separation agreements with Palm, Palm has agreed to indemnify us for certain damages that we may incur due to the Xerox litigation. In 2002, we licensed certain technology, that we used to create an alternative handwriting recognition system for use in Palm OS, referred to as Graffiti 2, and which we now offer to all of our licensees. At the end of 2002, we began offering this alternative software to our existing licensees, and disclaimed responsibility for any damages resulting from any shipments after that time of the original versions of Graffiti handwriting recognition software by our licensees. As part of our separation agreements, Palm is required to indemnify us for certain damages that we may incur due to the Xerox litigation. If Palm is not successful in the Xerox litigation and is unable to or does not indemnify us, we might be required to pay Xerox significant damages or license fees or pay our licensees significant amounts to indemnify them for their losses. In particular, pursuant to our separation agreements, if Palm is required to pay Xerox, as a result of a judgment or in connection with a settlement, and fails to do so within 60 days after the entry of such judgment or the due date under such settlement, we will be required to pay any shortfall amounts. Any such payment by us does not, however, relieve Palm of its obligation either to make the payment or to reimburse us. Damages in patent litigation of this nature can be calculated in a variety of ways, and are subject to factual determinations. We cannot easily predict the amount of these damages, and while Palm has prevailed at the current stage of the litigation on those claims made by Xerox, if it is not ultimately successful in the litigation, damages could be substantial. While we believe that there are adequate defenses to the claims made by Xerox, we cannot assure you that Palm will be successful or that an adverse outcome will not significantly harm, our business, results of operations and financial condition would be significantly harmed, and we may be rendered insolvent.

In addition, if Palm is required to pay damages to Xerox, they may no longer be able to pay us the minimum annual commitments due under our license agreement with Palm. Accordingly, if Xerox is successful in its claims against Palm, and Palm does not or is unable to indemnify us for these claims, our business, results of operations, financial condition and cash flows could be significantly harmed, and we may be rendered insolvent.

Third parties have claimed and may claim in the future that our products infringe their intellectual property; if these claims are successful, we could suffer significant litigation or licensing expenses or be prevented from licensing Palm OS and other software products to our licensees who sell Palm Powered products.

In the course of our business, we receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. For example, the SCO Group, Inc., or SCO, has publicly alleged that certain Linux kernels, similar to those used in the mLinux operating system developed by CMS, contain unauthorized UNIX code or derivative works of that UNIX code, and in which SCO claims copyright ownership. While SCO, to date, has not asserted a claim of infringement against CMS uncertainty concerning SCO s allegations, regardless of their merit, could adversely affect sales of CMS products. If SCO were to prevail in this or other actions related to its claims regarding Linux, our business could be materially and adversely affected.

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

Any litigation regarding patents or other intellectual property is likely to be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all, and the obligations under such agreements could result in substantial expenses. If we are unable to enter into royalty or license agreements, our business may be harmed. In addition, a licensee s or developer s development, marketing or sales of our products could be severely disrupted or shut down as a result of litigation or claims of infringement, which could adversely affect our business, results of operations and financial condition. We also may be subject to significant monetary damages or court-ordered injunctions that restrict or prevent the development and sale of our products. Any or all of these factors could have a material adverse effect on our business, results of operations and financial condition.

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

We may be required to spend significant resources to monitor and police our intellectual property rights. Policing the unauthorized use of our products or intellectual property is difficult and litigation may be necessary in the future to enforce our intellectual property rights. Regardless of the merits of any claim, intellectual property litigation is expensive and time-consuming and could divert our management s attention from operating our business. Despite our efforts, we may not be successful in any litigation or other enforcement action we may bring, may not be able to detect infringement and, as a result, may lose competitive position in the market. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

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

In addition, certain products or technologies acquired or developed by us, including for example the Linux-based products of our CMS subsidiary, may incorporate so-called open source software. Open source software is typically licensed for use at no initial charge, but certain open source software licenses impose on the licensee of the applicable open source software certain requirements to license or make available to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted as a result of using such open source software because, among other reasons:

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

If we do not continue to support our third-party developer community or provide attractive incentives to encourage application development, these developers may cease development of new Palm OS applications, which could affect our competitive advantage, lower the value of our products to end users and affect our licensees ability to market their products incorporating our products and services.

The proliferation of applications that run on Palm Powered products has largely been attributable to our extensive third-party developer community, which we continue to rely on for future application development. There are more than 400,000 registrants in our Palm OS developer program which offers Palm OS developer tools, programs, and support to enable the creation of software applications for our platform. According to PalmGear.com, a leading online provider of handheld applications, more than 26,500 software titles are available for Palm Powered products in English with additional applications and content available in other languages worldwide. There is no guarantee that third parties who have registered as developers have actually developed applications or will do so in the future. We must continue to provide support for developers and provide attractive incentives to encourage future Palm OS application development. For example, we do not have the resources to provide cash incentives to our developers, as some of our competitors do. If we are unable to retain our existing developer community and attract additional third-party developers, the availability of new software applications for Palm OS may be adversely affected, which could affect our ability to compete, lower the value of Palm Powered products to end users and affect our licensees ability to market our products and services, cause our operating results to fluctuate and adversely affect our business, results of operations and financial condition.

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

For example, Graffiti 2 includes a subcomponent of the Jot technology we license from Communication Intelligence Corporation, or CIC. If the technology components we license from CIC contain errors or defects or cannot be seamlessly integrated into the products of our licensees, our licensees ability to market their products may be delayed or canceled. Further, should we be required to license the Jot technology after expiration or termination of the Jot license or if the Jot technology were no longer available for any other reason, such as the termination or sale of the Jot product line by CIC or the acquisition or bankruptcy of CIC, we may be unable to renegotiate the license on favorable terms or obtain alternative technology from another third party, which may require us to license other third-party solutions, develop aspects of the functionality ourselves or cease offering certain applications or features of Palm OS. Any of these events may result in lost sales, higher licensing costs to us and delayed shipment of products based on Palm OS, which could adversely affect our business, results of operations and financial condition.

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

The development of a business relationship with a potential licensee can be a lengthy process, spanning twelve months or longer. The sales cycle often involves multiple divisions within a potential licensee s organization and multiple layers of management, thus making our sales process relatively complicated and long. Additionally, negotiating the terms of a new license agreement can be a protracted process with no set timetable for completion. Due to the length and complicated nature of our sales cycle, predicting the fiscal period in which a new license agreement will be entered into, if at all, and the financial terms of such an agreement is difficult. In addition, once a prospect becomes a licensee, the licensee must then develop a product and, providing the product development efforts are successful, commence commercial shipment of the product. This product development and commercial shipment process by our licensees is often eight to twelve months or longer, depending upon the complexity of the product, the licensee s experience with Palm OS, and other factors. Because of the length of time our licensees must spend to first develop, and then commence shipment of the product, the period before we receive revenue, if any, from a new licensee can be lengthy.

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

Although we may not be successful in expanding into particular international markets, including China, or generating revenues from foreign operations, we currently anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. Expansion into international markets, such as our recent entry into China with the acquisition of CMS, requires management attention and resources. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations. Accordingly, our future results could be harmed by a variety of factors related to our international operations, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country s or region s political or economic conditions, particularly in emerging markets;

•	natural disasters or outbreaks of infectious diseases affecting the regions in which we or our licensees sell products;

•	tariffs, trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in foreign government regulation, tax laws and regulatory requirements;

•	difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs;

•	disproportionate management attention or company resources;

•	changes in diplomatic and trade relationships; and

•	less effective protection of intellectual property.

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

In January 2005, we acquired CMS, which is a company organized under the laws of The Peoples Republic of China, or PRC, and whose assets are located in China. As such, CMS is subject to many of the risks of doing business internationally described above under Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations. Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. No assurance can be given, however, that the government of China will continue to pursue such policies, that such policies will be successful if pursued, or that such policies will not be significantly altered from time to time. Despite progress in developing its legal system, the PRC does not have a comprehensive and highly developed system of laws, particularly with respect to foreign investment activities and foreign trade. Enforcement of existing and future laws and contracts is uncertain, and implementation and interpretation thereof may be inconsistent. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors. Further, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention. In addition, some government policies and rules are not timely published, if they are published at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. These uncertainties could limit the legal protections available to us.

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

Within the last five years, Palm acquired and assigned to us assets of Be Incorporated, peanutpress.com, Inc., Actual Software, WeSync.com, Inc. and Smartcode Technologies SARL. We recently acquired CMS, and we will evaluate other acquisition opportunities that could advance our objectives to penetrate the smart mobile device business or provide us with additional product or service offerings or additional industry expertise or geographic presence, as such opportunities arise. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	insufficient revenue to offset increased expenses associated with acquisitions; and

•	potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders percentage ownership;

•	assume liabilities;

•	record goodwill and nonamortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur large and immediate write-offs and restructuring and other related expenses; and

•	become subject to intellectual property or other litigation.

Mergers and acquisitions and investments in high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions or investments will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that preacquisition due diligence will have identified all possible issues that might arise with respect to products or the acquiree s business. If we are unable to complete an acquisition or an acquisition is delayed, our business could be adversely affected due to diversion of management attention and company resources from alternative approaches, which may prevent us from achieving strategic goals.

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

Since the distribution, we have used stock options and other long-term equity incentives as a fundamental component of our employee compensation packages. We believe that stock options and other long-term equity incentives directly motivate our employees to maximize long-term stockholder value and, through the use of vesting, encourage employees to remain with our company. Recent regulatory changes could make it more difficult or expensive for us to grant stock options to employees. For example, in December 2004 the Financial Accounting Standards Board issued Statement No. 123(R), Share-Based Payment (revised 2004). Statement 123(R) will require us to measure all stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In addition, the adoption of Statement 123 (R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Statement 123(R) is effective beginning of fiscal 2007. In addition, new regulations implemented by the Nasdaq National Market generally requiring stockholder approval for most stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

The Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires, among other things, that companies adopt new corporate governance measures and imposes comprehensive reporting and disclosure requirements, sets stricter independence and financial expertise standards for audit committee members and imposes increased civil and criminal penalties for companies, their chief executive officers and chief financial officers for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted additional comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management s attention from business operations. These new rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee.

In the event we are unable to satisfy regulatory requirements relating to internal control, or if internal control over financial reporting is not effective, our business and our stock price could suffer.

Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal control over financial reporting. We have recently completed our evaluation of our internal control over financial reporting and our independent registered public accounting firm publicly attested to such evaluation. While our evaluation resulted in our conclusion that as of June 3, 2005 our internal control over financial reporting was effective, we cannot predict the outcome of our testing in the future periods. If we are unable to assert that our internal control over financial reporting is effective in any future period (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control), we could be subject to regulatory scrutiny and a loss of public confidence in our internal control, which could have an adverse effect on our business and our stock price.

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

We may repatriate cash from our foreign subsidiaries, which could result in additional income taxes that could negatively impact our results of operations and financial position. In addition, if foreign countries currency policies limit our ability to repatriate the needed funds, our business and results of operations could be adversely impacted.

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

Risks Relating to Our Separation from Palm

We may be required to indemnify Palm for tax liabilities it may incur in connection with its distribution of our common stock and each of us may be required to indemnify the other for certain taxes.

In connection with the distribution, Palm received a private letter ruling from the Internal Revenue Service, or IRS, to the effect that the distribution of our shares of common stock by Palm to its stockholders in October 2003 would not be taxable to Palm or its stockholders. This ruling is generally binding on the IRS, subject to the continuing accuracy of certain factual representations and warranties. Although some facts changed after the issuance of the ruling and before the distribution, in the opinion of Palm’ s tax counsel, these changes did not adversely affect the validity of the private ruling. Notwithstanding the receipt of the ruling and the opinion of counsel described above, the PalmSource stock distribution may nonetheless result in significant taxable gain to Palm under Section 355(e) of the Internal Revenue Code, if 50% or more of the stock of Palm or our stock is acquired as part of a plan or series of related transactions that include the PalmSource stock distribution.

Under the tax sharing agreement between Palm and us, we would be required to indemnify Palm if the sale or transfer of our stock (pursuant to a public offering or otherwise during periods before and/or after the distribution) causes the distribution of our stock in October 2003 to be taxable to Palm. In such event, the amount of taxable gain would be based on the fair market value of our stock at the time it was distributed to the Palm stockholders. Our public offering completed in April 2004 did not trigger any tax liabilities to Palm pursuant to Section 355(e) for which we would have any indemnity obligations. Moreover, it is not anticipated that our merger with ACCESS will trigger any such tax liabilities to Palm under Section 355(e). However, in order to avoid triggering this tax indemnity obligation in the future, assuming for this discussion that we do not complete the merger with ACCESS, we will be limited in our ability to issue our stock in other public offerings, and possibly in certain other circumstances. The rules under Section 355(e) are quite complex and subject to significant uncertainty. Although we will monitor our subsequent stock offerings, if any, in an effort to avoid triggering this potential tax liability, there can be no assurance that the IRS will not take the position that any such offering, in combination with certain other stock offerings or transfers that have been made, or may in the future be made, is sufficient to trigger taxable gain to Palm under Section 355(e) with respect to the October 2003 distribution of our stock. If such a claim were successfully pursued by the IRS, our indemnity obligation to Palm under the tax sharing agreement could be quite substantial, and we may not have sufficient cash or other assets to satisfy our contractual obligation.

Notwithstanding the foregoing, we believe the regulations promulgated under Section 355(e) will not materially adversely affect our ability to use our stock as consideration to acquire the assets or stock of other business entities or operations, or to raise equity capital in other than the public offering context.

In addition, under the tax sharing agreement, Palm and we have agreed to indemnify each other for certain taxes and similar obligations that the other party could incur under certain circumstances. Although Palm is required to indemnify us for its own taxes, we may be held liable by the applicable taxing authority for any income taxes imposed on other members of the Palm consolidated group for those tax periods during which we were a member if such taxes are not paid by Palm or some other member.

We may be limited in the amount of stock we issue in subsequent public equity offerings.

To avoid triggering taxable gain for Palm pursuant to Section 355(e) of the Code for which we would be liable, we may be limited in the amount of stock we issue in future public offerings, if any. This could seriously restrict our ability to access the public markets to raise additional equity capital in the future at a time when such access would be beneficial to us. These same concerns would also limit our ability to use our stock as consideration to effect any acquisition or business combination, or to engage in a private offering of our stock, in circumstances where substantial negotiations regarding such transaction, or a similar transaction, commenced prior to the October 2003 distribution of our stock. Because no such negotiations occurred prior to the October 2003 distribution of our stock, however, we do not believe these particular tax provisions will materially adversely affect our ability to use our stock to effect acquisitions or business combinations, or to engage in a private offering of our stock, in the future. However, we cannot assure you that the Internal Revenue Service will not take a contrary position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. Currently, we do not utilize foreign currency forward contracts to manage the risk of exchange rate fluctuations. Our recent acquisition in China increases our exposure to foreign exchange risk in China’s currency, the Yuan. We do not anticipate any material effect on our consolidated financial position due to our current exchange risk management strategy.

Interest Rate Risk

We currently maintain an investment portfolio of cash equivalents, short-term and long-term investments primarily in government obligations and money market funds. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase substantially. The primary objective of our investment activities is to maintain the safety of principal and preserve liquidity while maximizing yields without significantly increasing risk. This is accomplished by investing in marketable investment grade securities and by limiting exposure to any one issue or issuer. We do not use derivative financial instruments in our investment portfolio, and due to the nature of our investments, primarily debt securities with maturities of less than 90 days, an immediate and uniform increase in market interest rates by 10% from levels at August 31, 2005 would cause an immaterial decline in the fair value of our investment portfolio. We would not expect our operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates.

Equity Price Risk

We have a $4.0 million investment in a private company, which we valued at approximately $0.1 million as of August 31, 2005, due to decline in the value of the entity that we determined to be other than temporary. Investments in privately held companies are illiquid and inherently risky, as their technologies or products are typically in the early stages of development and may never materialize. We could experience further declines in the value of our investment or even lose the entire value of the investment.

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

Repurchases during quarter ended August 31, 2005 were as follows:

	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximated Dollar Value) of Shares that May Yet Be Purchased Under the Plan or Program
Period
June 1, 2005 – June 30, 2005	210	$0.00	—	—
July 1, 2005 – July 31, 2005	11,090	$0.00	—	—
August 1, 2005 – August 31, 2005	9,800	$0.00	—	—

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibits.

Exhibit Number	Description
2.26(1)	Agreement and Plan of Merger dated September 8, 2005 by and among PalmSource, Inc and Apollo Merge Sub, Inc. and ACCESS Co, Ltd.

10.58(2)	Severance Agreement by and between PalmSource, Inc. and Michael Kelley

10.59(2)	Management Retention Agreement by and between PalmSource, Inc. and Michael Kelley

10.60(2)	Summary of Compensation Arrangement by and between PalmSouce, Inc. and Jeanne Seeley

10.61(3)	Summary of the Interim CEO FY06 Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed September 9, 2005
(2)	Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 of PalmSource’s Current Report on Form 8-K filed August 18, 2005
(3)	Incorporated by reference to Exhibit 99.1 of PalmSource’s Current Report on Form 8-K filed August 25, 2005

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PALMSOURCE, INC.

Date: October 6, 2004	By:	/s/ JEANNE SEELEY
Jeanne Seeley
Chief Financial Officer and Treasurer